Form 10QSB
period 1996-06-30
IBW FINANCIAL CORP
filed 1996-08-14
CIK 1013274

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB
        x    Quarterly Report under Section 13 or 15(D) of the Securities
      -----  Exchange Act of 1934
      For the Quarterly Period ended June 30, 1996
                                     -------------
      -----  Transition report under Section 13 or 15(d) of the Exchange Act
      For the transition period from      to
                                     -----   -----

     Commission file number 0-28360
                           ----------------------------------------------------

                           IBW Financial Corporation
- - - -------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

District of Columbia                                    52-1943477
- - - ---------------------------------         -------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                 4812 Georgia Avenue, NW, Washington, DC  20011
- - - -------------------------------------------------------------------------------
                (Address of Principal Executive Offices)  (Zip Code)

                                (202) 722-2000
- - - -------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                                      N/A
- - - -------------------------------------------------------------------------------
  (Former Name, Former Address, and Former Fiscal Year, If Changed Since Last
                                    Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   x  No
- - - -----    -----

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 31, 1996, there were 637,160 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

     Transitional Small Business Disclosure Format (check one)    Yes  x  No
                                                              ----    ----

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995
(dollars in thousands, except per share data)

- - - --------------------------------------------------------------------------------

                                                 (Unaudited)
                                                   June 30,          December 31,
                                                     1996                1995
ASSETS
Cash and cash equivalents:
  Cash and due from banks                              $11,851             $11,014
  Interest bearing deposits in other banks               1,095                  95
  Federal funds sold                                       400              20,800
  Commercial paper                                       2,491               2,977
                                                 -------------        ------------

    Total cash and cash equivalents                     15,837              34,886

Securities available-for-sale, at fair value
   (amortized cost, $107,139 and $86,419)              106,192              87,198

Loans receivable, net of allowance for loan losses
   of $904 and $1,177                                   98,294              92,817
Other real estate owned, net                             1,172                 950
Bank premises and equipment, net                         2,429               2,358
Other assets                                             4,691               4,352
                                                 -------------        ------------


TOTAL                                                 $228,615            $222,561
                                                 =============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  Demand deposits                                      $46,880             $46,341
  Time and savings deposits                            161,207             157,358
                                                 -------------        ------------

                Total deposits                         208,087             203,699

   Securities sold under repurchase agreements           2,628
   Other liabilities                                     1,110               1,307
   Note payable                                          1,000               1,000
                                                 -------------        ------------

                Total liabilities                      212,825             206,006
                                                 -------------        ------------

SHAREHOLDERS' EQUITY
Preferred stock - $1 par value; 1,000,000 authorized;
    none issued
Common stock - $1 par value;
    1,000,000 shares authorized; 637,160
    shares issued and outstanding                          637                 637
Capital surplus                                          4,329               4,329
Retained earnings                                       11,532              11,075
Unrealized gain (loss) on available-for-sale
    securities, net of taxes of ($365 ) and $265          (708)                514
                                                 -------------        ------------
                Total shareholders' equity              15,790              16,555
                                                 -------------        ------------
TOTAL                                                 $228,615            $222,561
                                                 =============        ============

See notes to unaudited consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(dollars in thousands, except per share data)

- - - ----------------------------------------------------------------------------------------------
                                                            (Unaudited)         (Unaudited)
                                                              June 30,            June 30,
                                                                1996                1995
                                                                ----                ----
INTEREST INCOME
  Interest and fees on loans                                       $4,512              $4,486
  U.S. treasury securities                                            782               1,071
  Obligations of U.S. government
    agencies and corporations                                       1,745               1,491
  Obligations of states and political subdivisions                    309                  55
  Bank balances and other securities
    purchased under agreements to resell                              496                 320
                                                            -------------       -------------

            Total interest income                                   7,844               7,423
                                                            -------------       -------------

INTEREST EXPENSE:

  Time certificates over $100,000                                     328                 159
  Other savings and time deposits                                   2,331               2,308
  Securities sold under repurchase agreements                           5
  Note payable                                                         27                   -
                                                            -------------       -------------

            Total interest expense                                  2,691               2,467
                                                            -------------       -------------

NET INTEREST INCOME                                                 5,153               4,956

PROVISION FOR LOAN LOSSES                                             150                 300
                                                            -------------       -------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                   5,003               4,656
                                                            -------------       -------------

NONINTEREST INCOME:
  Service charges on deposit and checking accounts                  1,026                 972
  Gain (loss) on sale of securities                                    62                 (16)
  Other operating income                                              104                  96
                                                            -------------       -------------

            Total noninterest income                                1,192               1,052
                                                            -------------       -------------

NONINTEREST EXPENSE:

  Salaries and employee benefits                                    3,127               2,653
  Occupancy                                                           347                 313
  Furniture and equipment                                             270                 221
  Data processing                                                     258                 236
  Other                                                             1,315               1,436
                                                            -------------       -------------

            Total noninterest expense                               5,317               4,859
                                                            -------------       -------------


INCOME BEFORE INCOME TAXES                                            878                 849

PROVISION FOR INCOME TAXES                                            230                 240
                                                            -------------       -------------
NET INCOME                                                           $648                $609
                                                            =============       =============
NET INCOME PER COMMON SHARE                                         $1.02               $1.00
                                                            =============       =============
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                     637,160             606,294
                                                            =============       =============

See notes to unaudited consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
QUARTER ENDED JUNE 30, 1996 and 1995
(Dollars in thousands, except per share data)
- - - --------------------------------------------------------------------------------------------



                                                     (Unaudited)                 (Unaudited)
                                                       June 30,                    June 30,
                                                        1996                        1995
                                                        ----                        ----
INTEREST INCOME
    Interest and fees on loans                            $2,272                      $2,246
    U.S. treasury securities                                 435                         510
    Obligations of U.S. government
        agencies and corporations                            880                         784
    Obligations of states and political subdivisions         160                          29
    Bank balances and other securities
        purchased under agreements to resell                 201                         206
                                                     ------------                ------------

                Total interest income                      3,948                       3,775
                                                     ------------                ------------

INTEREST EXPENSE:

    Time certificates over $100,000                          168                          89
    Other savings and time deposits                        1,153                       1,170
    Securities sold under repurchase agreements                5
    Note payable                                              14                           -
                                                     ------------                ------------

                Total interest expense                     1,340                       1,259
                                                     ------------                ------------

NET INTEREST INCOME                                        2,608                       2,516

PROVISION FOR LOAN LOSSES                                    100                         150
                                                     ------------                ------------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                        2,508                       2,366
                                                     ------------                ------------

NONINTEREST INCOME:
    Service charges on deposit and checking accounts         521                         535
    Gain (loss) on sale of securities                         21                          (5)
    Other operating income                                    75                          74
                                                     ------------                ------------

                Total noninterest income                     617                         604
                                                     ------------                ------------

NONINTEREST EXPENSE:

   Salaries and employee benefits                          1,673                       1,344
   Occupancy                                                 176                         153
   Furniture and equipment                                   140                         119
   Data processing                                           125                         100
   Other                                                     682                         789
                                                     ------------                ------------

                Total noninterest expense                  2,796                       2,505
                                                     ------------                ------------


INCOME BEFORE INCOME TAXES                                   329                         465

PROVISION FOR INCOME TAXES                                    54                         120
                                                     ------------                ------------

NET INCOME                                                  $275                        $345
                                                     ============                ============

NET INCOME PER COMMON SHARE                                $0.43                       $0.56
                                                     ============                ============

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING            637,160                     621,355
                                                     ============                ============


See notes to unaudited consolidated financial statements.


IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
(dollars in thousands)
- - - ----------------------------------------------------------------------------------------------
                                                                  (Unaudited)    (Unaudited)
                                                                   June 30,       June 30,
                                                                     1996           1995
                                                                  ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                          $648           $609
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                      159            153
     Amortization/accretion of premiums (discounts)                     312            (84)
     Gain on sale of REO                                              -                (42)
     (Gain) loss on sale of securities                                  (62)            16
     Provision for losses on REO                                      -                 20
     Provision for loan losses                                          150            300
     Decrease in other assets                                           290            533
     (Decrease) increase in accrued expenses and other liabilities     (197)            16
                                                                  ----------     ----------

           Net cash provided by operating activities                  1,300          1,521
                                                                  ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in loans                                 (5,849)         4,566
    Additions to bank premises and equipment, net                      (230)          (145)
    Net proceeds on sale of other real estate owned                   -                726
    Proceeds from sale of securities available-for-sale              14,043         13,972
    Proceeds from maturities of securities available-for-sale        15,732          8,705
    Purchase of securities available-for-sale                       (53,981)       (12,314)
    Principal collected on securities available-for-sale              3,111             40
                                                                  ----------     ----------

           Net cash provided by (used in) investing activities      (27,174)        15,550
                                                                  ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                     (191)          (170)
    Net increase (decrease) in deposits                               4,388         (8,721)
    Net increase in securities sold under repurchase agreements       2,628          -
    Sale of common stock, net                                         -                434
                                                                  ----------     ----------

           Net cash provided by (used in) financing activities        6,825         (8,457)
                                                                  ----------     ----------

DECREASE IN CASH AND CASH EQUIVALENTS                               (19,049)         8,614

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         34,886         27,134
                                                                  ----------     ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $15,837        $35,748
                                                                   =========      =========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                        $2,645         $2,406
                                                                   =========      =========
     Taxes                                                             $230           $240
                                                                   =========      =========
    Non-cash transfers of loans to other real estate owned             $222           $334
                                                                   =========      =========




See notes to unaudited consolidated financial statements.

             Notes to Unaudited Consolidated Financial Statements
                                 June 30, 1996



Note A    Basis of Presentation:
          ---------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes.

Note B    Accounting Changes:
          -------------------

          Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and SFAS No. 122, "Accounting for Mortgage Servicing Rights - an Amendment of SFAS 65." The adoption of these new accounting prouncements did not have a material impact on the financial statements of the Company.

Note C    Termination of the Retirement Plan:
          -----------------------------------

          On April 17, 1996, the Board of Directors of the Company resolved to curtail the accrual of benefits under the Industrial Bank of Washington Retirement Plan (the "Plan") as of May 2, 1996. Additionally, the Board resolved to discontinue the Plan's participation in the Benefit Source Retirement Trust Fund, to withdraw the assets of the Plan from the Trust Fund, and to terminate the Plan by the end of 1996. The effect of the curtailment is estimated to be a $314,000 loss. The effect of the settlement is estimate to be a $114,000 gain. The Company has paid the estimated $520,000 benefit obligation in excess of plan assets as of June 1996.

IBW FINANCIAL CORPORATION

Part I      Financial Information:
            ---------------------

Item II Management's Discussion and Analysis of Financial Condition and Results of Operations.

            IBW Financial Corporation earnings for the second quarter of 1996 totaled $648 thousand, an increase of $39 thousand or 6.4 percent over the second quarter of 1995. This increase is primarily attributed to the increase in net interest income of $197 thousand, an increase of $140 thousand in noninterest income and a decrease in provision for loan losses of $150 thousand, offset by a increase in noninterest expenses of $458 thousand. Return on average assets
            (ROAA), and return on average shareholder's equity (ROAE) during the second quarter of 1996 and 1995 were .59 percent and 7.82 percent .57 percent and 8.42 percent, respectively.

            Net interest income increased by $197 thousand or 4.0 percent over last year's second quarter. Interest on federal funds sold increased by $265 thousand or 3.7 percent reflecting the higher levels of federal funds sold during the second quarter of 1996 compared to a year ago. Interest expense increased by $224 thousand or 9.1 percent reflecting higher interest rates and deposit growth.

            The provision for possible loan losses was $150 thousand for the second quarter of 1996 compared to $300 thousand for the second quarter of 1995. Net charge-offs during the second quarter of 1996 were $208 thousand, compared to net charge-offs $24 thousand during the second quarter of 1995. The increase in net charge-offs were primarily attributed to two Small Business Administration (SBA) loans of $44 thousand and $127 thousand. Substantial recovery on the $127 thousand SBA loan was received during the 3rd quarter of 1996.

            Other operating income increased by $140 thousand or 13.3 percent. This increase included $62 thousand in security gains for the second quarter of 1996 compared to $16 thousand in security losses for the second quarter of 1995. Non-interest expense increased by $458 thousand or 9.4 percent to $5.3 million from $4.9 million in 1995. Salaries and employee expenses increased by $474 thousand or 17.9 percent due primarily to the second quarter charge of $271 thousand to terminate the defined benefit pension plan necessary to fund the estimated unfunded portion of the pension plan. Pension cost totaled $335 thousand at June 30, 1996 compared to $72 thousand at June 30, 1995. Final termination of the plan is not anticipated until the fourth quarter of 1996 after IRS ratification. This increase in pension costs was offset by decreases in insured deposit cost, declining to $17 thousand at June 30, 1996 from $235 thousand at June 30, 1995.

             ---------------------

Part II Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



             Federal funds sold decreased to $400 thousand from $20.8 million at December 31, 1995. Total securities increased $19.0 million reflecting increases of $29.0, $5.0 and $4.2 million in mortgage backed securities, treasuries and municipals securities respectively since year-end 1995. U.S. Agencies securities declined $18.3 million to $17 million from $35.3 million at December 31, 1995.


             As of June 30, 1996 total deposits were $208.0 million reflecting an increase of $4.4 million or 2.2 percent over December 31, 1995. Savings, now and money market deposits decreased by $ 9.0 million or 7.2 percent. Time deposits of $100 thousand or more increased
             2.7 million to $29.5 million and other time deposits increased $9.7 million or 48.8 percent since year-end 1995.

             Securities sold under repurchase agreements totaled $2.6 million, compared to no repurchase agreements during the same period of 1995.

             Shareholders equity decreased by $765 thousand or 4.6 percent from December 31, 1995 to $15.8 million at June 30, 1996. This decrease was attributed primarily to the change in net unrealized holdings on available-for-sale securities, changing from a gain of $514 thousand at December 31, 1995 to a loss of $708 thousand at June 30, 1996. $191 and $170 thousand in dividends were paid during the second quarter of 1996 and 1995, respectively.

Part II   Other Information:
          -----------------

Item I    Legal Proceedings

          The Corporation and its subsidiary, at times and in the ordinary course of business, are subject to legal actions. Management does not believe the outcome of such matters will have a material adverse effect on the financial condition of the Corporation.

Item II   Changes in Securities

          None.

Item III  Defaults Upon Senior Securities

          None.

Item IV   Submission of Matters to a Vote of Security Holders

          The 1996 Annual Meeting of the Stockholders of Industrial Bank of Washington was held on April 22, 1996.

          The Stockholders elected the following nominees to the Corporation's Board of Directors to a one year term.

                      Clinton W. Chapman             Dr. Majorie H. Parker
                      B. Doyle Mitchell, Jr          Margaret B. Stewart
                      Cynthia T. Mitchell            George H. Windsor, Esquire
                      Massie S. Fleming              Dr. Emerson Williams
                      Benjamin L. King, CPA          Dr. Robert L. White


Item V    Other Information

          None.

ITEM VI   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          (27) Financial Data Schedule

    (b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30,
          1996

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IBW FINANCIAL CORPORATION


August 13, 1996                           /s/ B. Doyle Mitchell, Jr.
                                         ---------------------------------
                                         B. Doyle Mitchell, Jr., President


August 13, 1996                           /s/ Thomas A. Wilson
                                         ---------------------------------
                                            Chief Financial Officer