Form 10QSB
period 1996-09-30
IBW FINANCIAL CORP
filed 1996-11-18
CIK 1013274

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

        x    Quarterly Report under Section 13 or 15(d) of the Securities
      -----
     Exchange Act of 1934 For the Quarterly Period ended September 30, 1996
                                                         ------------------

             Transition report under Section 13 or 15(d) of the Exchange Act
     ------
     For the transition period from       to
                                    -----    -----
     Commission file number 0-28360

                           IBW Financial Corporation
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

District of Columbia                                     52-1943477
---------------------------------          -------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


                 4812 Georgia Avenue, NW, Washington, DC  20011
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

                                 (202) 722-2000
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                      N/A
--------------------------------------------------------------------------------
  (Former Name, Former Address, and Former Fiscal Year, If Changed Since Last
                                    Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
  x     Yes         No
------      ------

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 31, 1996, there were 637,160 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

     Transitional Small Business Disclosure Format (check one)     Yes   x  No
                                                               ----     ----

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
(dollars in thousands, except per share data)
-------------------------------------------------------------------------------

                                                                        September 30,    December 31,
                                                                             1996            1995
                                                                        -------------   -------------
ASSETS
Cash and cash equivalents:
   Cash and due from banks                                              $     12,511    $     11,014
   Interest bearing deposits in other banks                                    3,095              95
   Federal funds sold                                                          6,100          20,800
   Commercial paper                                                               -            2,977
                                                                        ------------    ------------
        Total cash and cash equivalents                                       21,706          34,886

Secutities available-for-sale, at fair value
   (amortized cost, $97,681 and $86,419)                                      97,357          87,198

Loans receivable, net of allowance for loan losses
   of $1,128 and $1,177                                                      105,304          92,817
Other real estate owned, net                                                   1,066             950
Bank premises and equipment, net                                               2,418           2,358
Other assets                                                                   4,243           4,352
                                                                        ------------    ------------

TOTAL                                                                   $    232,094    $    222,561
                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
   Demand deposits                                                      $     50,438    $     46,341
   Time and savings deposits                                                 157,738         157,358
                                                                        ------------    ------------

        Total deposits                                                       208,176         203,699

   Securities sold under repurchase agreements                                 5,141              -
   Other liabilities                                                           1,124           1,307
   Note payable                                                                1,000           1,000
                                                                        ------------    ------------
        Total liabilities                                                    215,441         206,006
                                                                        ------------    ------------

SHAREHOLDERS' EQUITY
Preferres stock-$1 par value; 1,000,000 authorized;
   none issued
Common stock-$1 par value;
   1,000,000 shares authorized; 637,160
   shares issued and outstanding                                                 637             637
Capital surplus                                                                4,329           4,329
Retained earnings                                                             11,902          11,075
Unrealized (loss) gain on available-for-sale securities, net
  of taxes of $110 and $265                                                     (215)            514
                                                                        ------------    ------------
        Total shareholders' equity                                            16,653          16,555
                                                                        ------------    ------------
TOTAL                                                                   $    232,094    $    222,561
                                                                        ============    ============


IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(dollars in thousands, except per share data)
-------------------------------------------------------------------------------


                                                September 30,   September 30,
                                                    1996            1995
                                                -------------   -------------
INTEREST INCOME
  Interest and fees on loans                      $ 6,911          $ 6,714
  U.S. treasury securities                          1,172            1,582
  Obligations of U.S. government agencies
    and corporations                                2,746            2,297
  Obligations of states and political
    subdivisions                                      488              100
  Bank balances and other securities
    purchased under agreements to resell              591              537
                                                -------------   -------------
        Total interest income                      11,908           11,230
                                                -------------   -------------

INTEREST EXPENSE
  Time certificates over $100,000                     502              275
  Other savings and time deposits                   3,431            3,510
  Securities sold under repurchase agreements          47
  Note payable                                         40               13
                                                -------------   -------------
        Total interest expense                      4,020            3,798
                                                -------------   -------------

NET INTEREST INCOME                                 7,888            7,432

PROVISION FOR LOAN LOSSES                             300               25
                                                -------------   -------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                   7,588            7,407
                                                -------------   -------------

NONINTEREST INCOME
  Service charges on deposit and checking
   accounts                                         1,649            1,430
  Gain (loss) on sale of securities                   109              (23)
  Other operating income                              149              170
                                                -------------   -------------
        Total noninterest income                    1,907            1,577
                                                -------------   -------------

NONINTEREST EXPENSE
  Salaries and employee benefits                    4,505            3,988
  Occupancy                                           510              491
  Furniture and equipment                             415              341
  Data processing                                     372              359
  FDIC assessment                                     192              240
  Other                                             2,139            1,890
                                                -------------   -------------
        Total noninterest expense                   8,133            7,309
                                                -------------   -------------
INCOME BEFORE INCOME TAXES                          1,362            1,675

PROVISION FOR INCOME TAXES                            345              495
                                                -------------   -------------
NET INCOME                                        $ 1,017          $ 1,180
                                                =============   =============
NET INCOME PER COMMON SHARE                       $  1.60          $  1.91
                                                =============   =============
WEIGHTED AVERAGE OF COMMON SHARES
  OUTSTANDING                                     637,160          616,916
                                                =============   =============

                                       3

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(dollars in thousands, except per share data)
-------------------------------------------------------------------------------


                                                September 30,   September 30,
                                                    1996            1995
                                                -------------   -------------
INTEREST INCOME
  Interest and fees on loans                     $  2,399         $  2,228
  U.S. treasury securities                            390              511
  Obligations of U.S. government agencies
    and corporations                                1,001              806
  Obligations of states and political
    subdivisions                                      179               45
  Bank balances and other securities
    purchased under agreements to resell               95              217
                                                -------------   -------------
        Total interest income                       4,064            3,807
                                                -------------   -------------

INTEREST EXPENSE
  Time certificates over $100,000                     174              116
  Other savings and time deposits                   1,099            1,202
  Securities sold under repurchase agreements          42
  Note payable                                         14               13
                                                -------------   -------------
        Total interest expense                      1,329            1,331
                                                -------------   -------------

NET INTEREST INCOME                                 2,735            2,476

PROVISION FOR LOAN LOSSES                             150             (275)
                                                -------------   -------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                   2,585            2,751
                                                -------------   -------------

NONINTEREST INCOME
  Service charges on deposit and checking
   accounts                                           623              458
  Gain (loss) on sale of securities                    47               (7)
  Other operating income                               45               74
                                                -------------   -------------
        Total noninterest income                      715              525
                                                -------------   -------------

NONINTEREST EXPENSE
  Salaries and employee benefits                    1,378            1,335
  Occupancy                                           163              178
  Furniture and equipment                             145              120
  Data processing                                     114              123
  FDIC assessment                                     174                4
  Other                                               842              690
                                                -------------   -------------
        Total noninterest expense                   2,816            2,450
                                                -------------   -------------
INCOME BEFORE INCOME TAXES                            484              826

PROVISION FOR INCOME TAXES                            115              255
                                                -------------   -------------
NET INCOME                                       $    369         $    571
                                                =============   =============
NET INCOME PER COMMON SHARE                      $   0.58         $   0.90
                                                =============   =============
WEIGHTED AVERAGE OF COMMON SHARES
  OUTSTANDING                                     637,160          637,160
                                                =============   =============

                                       4

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(dollars in thousands)
-------------------------------------------------------------------------------

                                                                        September 30,  September 30,
                                                                             1996           1995
                                                                        -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                  1,017         1,180
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                               245           207
     Amortization/accretion of premiums (discounts)                              512          (116)
     (Gain) loss on sale of REO                                                   (8)            8
     (Gain) loss on sale of securities                                          (109)           23
     Provision for losses on REO                                                  11            20
     Provision for loan losses                                                   300            25
     Decrease in other assets                                                    484           307
     (Decrease) increase in other liabilities                                   (183)          373
                                                                        ------------  ------------

           Net cash provided by operating activities                           2,269         2,027
                                                                        ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in loans                                         (13,009)          964
    Additions to bank premises and equipment, net                               (305)         (149)
    Net proceeds on sale of other real estate owned                              103         1,036
    Proceeds from sale of securities available-for-sale                       20,562        17,971
    Proceeds from maturities of securities available-for-sale                 20,857        14,765
    Purchase of securities available-for-sale                                (58,150)      (26,959)
    Principal collected on securities available-for-sale                       5,066           228
                                                                        ------------  ------------

           Net cash (used in) provided by investing activities               (24,876)        7,856
                                                                        ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                              (191)         (170)
    Net increase (decrease) in deposits                                        4,477       (12,773)
    Net increase in securities sold under repurchase agreements                5,141           -
    Proceeds from note payable                                                   -           1,000
    Sale of common stock, net                                                    -             433
                                                                        ------------  ------------

           Net cash provided by (used in) financing activities                 9,427       (11,510)
                                                                        ------------  ------------

DECREASE IN CASH AND CASH EQUIVALENTS                                        (13,180)       (1,627)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  34,886        27,134
                                                                        ------------  ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        21,706        25,507
                                                                        ============  ============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                           $      3,934  $      3,658
                                                                        ============  ============
     Taxes                                                              $        404  $        360
                                                                        ============  ============
    Non-cash transfers of loans to other real estate owned              $        222  $        475
                                                                        ============  ============

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               AS OF SEPTEMBER 30, 1996 AND FOR THE THREE MONTHS
                  AND THE NINE MONTHS ENDED SEPTEMBER 30, 1996



NOTE A    BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consistently, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes.

NOTE B    ACCOUNTING CHANGES
          ------------------

          Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and SFAS No. 122,"Accounting for Mortgage Servicing Rights - an Amendment of SFAS 65." The adoption of these new accounting pronouncements did not have a material impact on the financial statements of the Company.

NOTE C    TERMINATION OF THE RETIREMENT PLAN
          ----------------------------------

          On April 17, 1996, the Board of Directors of the Company resolved to curtail the accrual of benefits under the Industrial Bank of Washington Retirement Plan (the "Plan") as of May 2, 1996. Additionally, the Board resolved to discontinue the Plan's participation in the Benefit Source Retirement Trust Fund, to withdraw the assets of the Plan from the Trust Fund, and to terminate the Plan by 1997. The effect of the curtailment was estimated to be a $314,000 loss. The effect of the settlement was estimated to be a $114,000 gain. As of September 30, 1996, the Company has paid the entire $520,000 benefit obligation in excess of plan assets.

NOTE D    REGULATORY ISSUES
          -----------------

          The Federal Deposit Insurance Corporation administers two separate deposit insurance funds, the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). Congress passed legislation on September 30, 1996 to recapitalize the SAIF fund through a special assessment on FDIC-insured institutions with SAIF deposits. The impact of this deposit assessment resulted in an expense to the Company of $158,000, which was recorded within the financial statements as of September 30, 1996.

IBW FINANCIAL CORPORATION & SUBSIDIARY

PART I    FINANCIAL INFORMATION:
          ---------------------

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

          AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
          ------------------------------------------------------

          OPERATIONS
          ----------

          IBW Financial Corporation & Subsidiary earnings through nine months of 1996 totaled $1,017 thousand, a decrease of $163 thousand or 13.8 percent less than the comparable period of 1995. This decrease is primarily attributed to the increase in noninterest expenses of $824 thousand, an increase of $275 thousand in the provision for loan losses, offset by an increase in net interest income of $456 thousand and an increase in noninterest income of $330 thousand. Return on average assets (ROAA), and return on average shareholder's equity
          (ROAE) through the three quarters of 1996 and 1995 were .59 percent and 8.26 percent, .72 percent and 10.64 percent, respectively.

          Net interest income increased by $456 thousand or 6.1 percent over last year's nine month period. Interest on securities increased by $427 thousand or 10.7 percent reflecting the higher levels of mortgage backed securities and obligations of states and political subdivisions. Interest expense increased by $222 thousand or 5.8 percent reflecting higher interest rates and deposit growth.

          The provision for possible loan losses was $300 thousand for the nine months of 1996 compared to $25 thousand for the same period of 1995.
          A $275 thousand provision for loan loss expense was reversed during the third quarter of 1995 as a result of declining classified assets. The allowance for loan losses stood at $1,128 thousand at September 30, 1996, a decrease of $49 thousand since December 31, 1995. This decrease is attributable to a decrease in the unallocated portion of the allowance, which declined from $231 thousand at December 31, 1995 to $52 thousand at September 30, 1996. Nonperforming assets at September 30, 1996 increased $917 thousand from year end 1995, attributable largely to one residential real estate loan in the amount of $540 thousand which is presently on nonaccrual status. Total nonperforming assets stood at $3,522 thousand at September 30, 1996, comprised of $1,202 thousand of nonaccrual loans, $1,150 thousand of loans past due 90 or more days, and $1,170 thousand of foreclosed properties.

          Noninterest income increased by $330 thousand or 20.9 percent. This increase included $109 thousand in security gains through nine month's of 1996 compared to $23 thousand in security losses for the same
          period  of 1995.   Noninterest expense increased by $824 thousand or
          11.3 percent to $8.1 million from $7.3

          ---------------------

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (CONTINUED)

          million in 1995. Salaries and employee expenses increased by $517 thousand or 13.0 percent due primarily to the second quarter charge of $271 thousand to terminate the defined benefit pension plan necessary to fund the estimated unfunded portion of the pension plan and additional personnel costs. Pension cost totaled $335 thousand at September 30, 1996 compared to $116 thousand at September 30, 1995. Final termination of the plan is not anticipated until the first quarter of 1997 after IRS ratification. 1996 noninterest expense includes a third quarter charge of $158 thousand for costs associated with a one-time assessment on SAIF deposits. The Corporation assumed certain deposits of a failed savings and loan institution in 1994.

          BALANCE SHEET
          -------------

          Total cash and cash equivalents decreased $13.2 million from year-end 1995 and were primarily attributed to lower federal funds sold, decreasing to $6.1 million from $20.8 million. Total securities increased $10.1 million reflecting increases of $31.2 and $5.0 million in mortgage backed securities and municipal securities respectively and decreases in U.S. Treasuries and U.S. Agencies securities declined $1.4 million and $22.3 million, respectively from December 31, 1995.

          Net loans increased $12.5 million or 13.5% since year-end 1995. Commercial loans increased $7.0 million or 36.0 percent, real estate mortgages increased $5.0 million or 7.0 percent and installment loans to individuals increased $.5 million or 12.5 percent since year end 1995. The increase in loans is attributed to increased personnel and positive loan demand. The composition in the loan portfolio at September 30, 1996 has changed slightly to 71.6 percent real estate mortgages, 24.5 percent commercial and 3.9 percent installments from
          75.8 percent, 20.3 percent, and 3.9 percent respectively at year-end 1995.

          As of September 30, 1996 total deposits were $208.2 million reflecting an increase of $4.6 million or 2.2 percent over December 31, 1995. Savings, NOW and money market deposits decreased by $4.7 million or 4.0 percent. Time deposits increased $5.1 million or 12.7 percent, and demand deposits increased $4.1 million or 8.8 percent since year-end 1995.

          Securities sold under repurchase agreements totaled $5.1 million, compared to no repurchase agreements during the same period of 1995.

          Shareholders' equity at September 30, 1996 increased by $98 thousand or .59 percent to $16.7 million from December 31, 1995. This increase was attributed

          ---------------------

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (CONTINUED)

          primarily to an $827 thousand increase in retained earnings, offset by a change in net unrealized holdings on available-for-sale securities of $729 thousand, changing from a gain of $514 thousand at December 31, 1995 to a loss of $215 thousand at September 30, 1996. $191 thousand and $170 thousand in dividends were paid during through nine months of 1996 and 1995, respectively.

          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
          ---------------------------------------------

          Operations
          ----------

          Net income for the third quarter of 1996 was $369 thousand compared to $571 thousand for 1995, reflecting a decrease of $202 thousand or
          35.4 percent. Net interest income increased $257 thousand, due primarily to higher income on both loans and securities and lower income from bank balances (federal funds) and interest expense. The provision for loan loss expenses reflected a reversal of $275 thousand during the third quarter of 1995 as a result of declining classified assets. Noninterest income increased $190 thousand due primarily to increases in service charges on deposit accounts. Noninterest expenses increased $366 thousand due primarily to the $158 thousand cost associated with the one-time assessment on SAIF deposits noted above and increases in other noninterest expenses.

PART II   OTHER INFORMATION
          -----------------

ITEM 1    LEGAL PROCEEDINGS

          None.

ITEM 2    CHANGES IN SECURITIES

          None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (27)   Financial Data Schedule

     (b)  Reports on Form 8-K

          None.