Form 10KSB40
period 1996-12-31
IBW FINANCIAL CORP
filed 1997-04-04
CIK 1013274

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB
       X   Annual report under Section 13 or 15(d) of the Securities Exchange
     -----     Act of 1934

     For the fiscal year ended December 31, 1996

           Transition Report under Section 13 or
     -----     15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________ to _________

Commission file number: 0-28360
                        --------------------------------

                           IBW Financial Corporation
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

District of Columbia                                           52-1943477
-------------------------------------       ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

                 4812 Georgia Avenue, NW, Washington, DC  20011
--------------------------------------------------------------------------------
           (Address of Principal Executive Offices)          (Zip Code)

Issuer's Telephone Number:  (202) 722-2000
                           ----------------

Securities registered under Section 12(b) of the Act: None
                                                      --------------------------

Securities registered under Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X
                               -----

The issuer's revenues for the fiscal year ended December 31, 1996 were $18,681,000.

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of February 28, 1997 was approximately $5,234,140.

As of March 15, 1997, the number of outstanding shares of the Common Stock, $1.00 par value, of IBW Financial Corporation was 637,160.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's Annual Report to Shareholders for the Year Ended
      December 31, 1996 are incorporated by reference in part II hereof.

   Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1997 are incorporated by reference in part III hereof.

                                     PART I

ITEM 1.  Description of Business.

       IBW Financial Corporation, a District Columbia corporation (the "Company"), was organized in December 1994 in connection with the reorganization of Industrial Bank of Washington ("IBW"), a District of Columbia chartered commercial bank, to act as the one bank holding company for IBW following the reorganization. On July 1, 1995, the reorganization of IBW was consummated, and IBW was converted from a District of Columbia chartered bank to a national banking association, under the name Industrial Bank, National Association (IBW and Industrial Bank, National Association, generally referred to collectively as the "Bank"), the main office of the Bank was relocated from the District of Columbia to Oxon Hill, Maryland, and the Company became the holding company for the Bank.

       The Bank, all of the shares of which are owned by the Company, is the sole subsidiary of the Company.

       The Bank was organized in August 1934 as a District of Columbia chartered commercial bank by a group of African-American businessmen and educators for the purpose of providing quality financial services, with an emphasis on home mortgages and automobile financing, to the underserved minority population of the District of Columbia. Over the past sixty two years, the Company has grown from one office in the District of Columbia and $250,000 in assets to six offices in the District of Columbia, two offices in Prince George's County, Maryland and over $236 million in total assets and $17 million of equity at December 31, 1996. The Bank is among the largest African-American commercial banks in the nation, and the only African-American owned commercial bank based in the Washington D.C. metropolitan area.

       The Bank provides a broad range of commercial and consumer lending services, including auto loans, home equity loans, home improvement loans, credit cards and personal loans. Over two-thirds of the Bank's loan portfolio is real estate mortgage related, including residential, commercial and investment properties. In order to expand the ability of the Bank to offer a wide variety of competitively priced mortgage products to the residents of the District of Columbia and surrounding areas, the Bank has arranged to sell certain of its mortgage loans into the secondary market, enabling the Bank to make additional loans, and loans with wider repayment and interest rate options, available to the community. The Bank sold $1,061,000 in mortgage loans into the secondary market during 1996. Additionally, the Bank offers a wide variety of loans geared to meet the needs of small businesses in the Bank's market area, including accounts receivable lines of credit, Small Business Administration loans and equipment loans.

       The Bank also provides a full range of deposit services to its customers, including personal checking, low activity student checking, interest bearing NOW accounts, golden age checking accounts for seniors, statement savings accounts, money market accounts, student accounts, investment certificates, IRA's and Christmas club accounts. Other deposit services include 24 hour banking through use of automated teller machines at five convenient locations. As a part of the Most, Plus and Network Exchange Systems, accountholders can access ATM's across the United State at any time. Also the Bank provides a convenient bank by mail service, direct deposit/electronic fund transfers, cash management services, safe deposit boxes, night depository, tax deposits, wire transfers and telebanc systems.

       The Bank has benefitted by the recent waves of consolidations and failures in the local banking market, developing new customer relationships as failures or mergers with out of area institutions resulted in displaced or disaffected customers looking to establish local banking relationships. The Bank was able to assume $12 million of deposits relating to a failed bank from the FDIC in 1992. In June 1994, the Bank assumed approximately $38,000,000 in deposits and two branches in Maryland as a result of the Bank's successful bid in connection with the resolution of the John Hanson Federal Savings Bank, Beltsville, Maryland ("John Hanson") by the Resolution Trust Corporation (the "RTC").

RTC Transaction

       On June 10, 1994, the Bank established two branches in the State of Maryland by virtue of its assumption of approximately $38,000,000 in deposit liabilities relating to two branches of John Hanson, a failed savings association under the conservatorship of the RTC, located in Oxon Hill and Forestville, Maryland. The Bank paid approximately three million dollars for the right to assume the deposit liabilities and received certain other assets and rights. As the Bank is a minority owned and operated financial institution, and as John Hanson was deemed to be a predominately minority institution as a result of the location of a majority of its branches in areas with majority minority population, the Bank was entitled to the benefits of the RTC's Minority Resolutions Assistance Program. That program provided certain advantages to minority groups or institutions in the competitive bidding process for savings institutions under conservatorship of the RTC.

       As a successful bidder, the Bank was entitled under the Minority Resolutions Assistance Program to purchase, from the RTC's portfolio, performing loans having an unpaid principal balance equal to the amount of deposits assumed, at below market rates. Pursuant to this right, the Bank purchased $36,567,000 outstanding principal balance of one-to-four family first mortgage loans at an aggregate purchase price of 93.49% of the outstanding principal balance. The Bank subsequently sold approximately $21,595,000 principal amount of loans which related to properties located out of the Bank's market area to an institutional investor at an aggregate price of 96.28% of the outstanding principal balance.

       Additionally, the Bank was entitled to obtain the use of the branch facility at 1900 John Hanson Lane, Oxon Hill Maryland, which was owned by John Hanson, rent-free for a period of five years from the date of the transaction, and received an option to purchase the facility during the term of the lease at 95% of fair market value.

       Finally, as a result of its successful bid, the Company obtained $1,000,000 of interim capital assistance from the RTC. Interim capital assistance is a loan for a period of up to five years at a below market interest rate equal to the end of the calendar quarter Monday Auction yield price for 13 week U.S. Treasury Bills, as reported by the Wall Street Journal, plus 12.5 basis points, or approximately 5.18% as of December 31, 1996, subject to periodic adjustment. The Company's interim capital assistance loan is due July 3, 2000. The loan documentation relating to the interim capital assistance places certain restrictions on the activities of the Bank and Company, including, but not limited to, engaging in loan transactions with affiliates of the Bank or Company, salary increases and bonuses to directors, officers and key employees, the payment of dividends, and the maintenance of capital levels. These restrictions are discussed in greater detail elsewhere herein. The stock of the Bank stands as collateral security for the loan. In the event of a default by the Company under the terms of the interim capital assistance loan and security agreements, including but not limited to a failure to make any required payment on the interim capital assistance loan, the inaccuracy when made of any representation or warranty in the agreements, the failure of the Company or the Bank to perform or observe in any material respect any term, covenant or agreement in the agreements, certain bankruptcy or insolvency related events, and any event which gives the RTC, in its judgement, reasonable grounds to believe that the Company or the Bank will not, or will be unable to repay the interim capital assistance loan as required or to otherwise perform its obligations in connection therewith, then, subject to the Company's right to cure the default, the outstanding principal of the loan may be accelerated and declared due and payable, and the stock of the Bank may be sold. Additionally, the failure to make any payment of principal or interest when due, if not timely cured, constitutes grounds for, and the Company's and the Bank's consent to, the appointment of a receiver or conservator for the Bank.

Market Area and Competition

       The Bank's primary market area consists of the District of Columbia, and Prince George's County, Maryland. The Washington Metropolitan Statistical Area, (the "Washington MSA"), of which the Bank's market area forms a part, is a highly competitive one, in which a large number of regional and national, majority owned and managed, multi-bank holding companies operate, in addition to numerous small and medium sized community banks. Additionally, a large number of thrift institutions and non-bank financial service providers, including insurance companies, brokerage firms, credit unions, mortgage companies, consumer finance companies, mutual funds and other types of financial institutions compete in the Washington MSA for investment dollars and lending business. As a result of changes in federal and state banking legislation, competitors not already in the Bank's market may seek to enter such market. The District of Columbia, Maryland and Virginia have each enacted legislation permitting banks organized or based in other jurisdictions to establish or acquire banks or branches in such jurisdictions.

       Notwithstanding the foregoing, Prince George's County has been the subject of hearings before the House of Representatives Committee on Banking, Finance and Urban Affairs regarding the relative unavailability of banking services in that county. Prince George's County, which has a majority minority population, was found to have approximately half as many traditional banking or thrift branches per capita as neighboring Montgomery County, which has a majority non-minority population. Prince George's was also found to have a substantially higher number of non-traditional banking entities, such as check cashing outlets. The Company believes that Prince George's County provides substa ntial opportunity for growth and expansion.

       The Washington MSA had a 1990 population of approximately 1.8 million, and total employment in 1991 of 954,000. Employment is primarily provided by federal and local governments, the finance, insurance and real estate industries, retailing, construction and education. Per capita income in 1991 amounted to approximately $25,000.

Employees

       As of December 31, 1996, the Bank had 140 full time employees and 10 part time employee. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, life and long term disability insurance and an employee stock ownership plan for substantially all full time employees. Annual contributions to the employee stock ownership plan are determined by the Board, and amounted to $37,000 in 1996 and $75,000 in 1995. The Company does not have any employees who are not also employees of the Bank.

       Under the terms of the interim capital assistance, the Company may not increase the compensation of, or pay any bonus to, its directors, officers or key employees, except that it may make such increases or payments during and after the second year of operation following the interim capital assistance with the prior consent of the Federal Deposit Insurance Corporation ("FDIC") as successor to the RTC.

Regulation

       The following summaries of statutes and regulations affecting bank holding companies do not purport to be complete discussions of all aspects of such statutes and regulations and are qualified in their entirety by reference to the full text thereof.

        Holding Company Regulation. The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). As a registered bank holding company, the Company is required to file with the Board of Governors of the Federal Reserve (the "Federal Reserve") an annual report, certain periodic reports and such reports and additional information as the Federal Reserve may require pursuant to the BHCA, and is subject to examination and inspection by the Federal Reserve.

       BHCA - Activities and Other Limitations. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve.

       The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts on interest or unsound banking practices.

       The Federal Reserve has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include: making or servicing loans such as would be made by a mortgage company, consumer finance company, credit card company, or factoring company; performing trust company functions; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; ownership or operation of a savings association; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

       Commitments to Subsidiary Banks. Under Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy.

       Limitations of Acquisitions of Common Stock. The federal Change in Bank Control Act prohibits a person or group from acquiring "control" of a bank holding company unless the Federal Reserve has been given 60 days' prior written notice of such proposed acquisition and within that time period the Federal Reserve has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to expiration of the disapproval period if the Federal Reserve issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control.

       In addition, with limited exceptions, any "company" would be required to obtain the approval of the Federal Reserve under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding Common Stock of, or such lesser number of shares as constitute control over, the Company. Such approval would be contingent upon, among other things, the acquiror registering as a bank holding company, divesting all impermissible holdings and ceasing any activities not permissible for a bank holding company.

       The Federal Reserve has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of an institution's capital. These guidelines are substantially identical to those which are applicable to the Bank discussed below.

       Bank Regulation. The Bank is subject to extensive regulation and examination by the Office of the Comptroller of Currency ("OCC") and by the FDIC, which insures its deposits to the maximum extent permitted by law. The federal laws and regulations which are applicable to national banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and the deposit insurance funds, and not for the purpose of protecting stockholders.

       FDIC Insurance Premiums. Until December 31, 1992, the Bank paid deposit insurance premiums to the FDIC based on a single, uniform assessment rate established by the FDIC for all Bank Insurance Fund-member institutions of .23% of insured deposits per annum. The Federal Deposit Insurance Act (the "FDIA"), as amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), however, required the FDIC to establish a risk-based assessment system. The FDIC has issued a final regulation which was fully implemented on January 1, 1994. Under the regulation, institutions are assigned to one of three capital groups based solely on the level of the institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" -which would be defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from 0% to .31% of insured deposits. During 1996 the bank incurred a one time expense of approximately $158,000 relating to the special assessment imposed on deposits insured by the Savings Association Insurance Fund of the FDIC ("SAIF") in connection with the recapitalization of the SAIF fund. The Bank will also be required to pay an additional assessment in connection with the repayment of the "Fico bonds" issued in connection with the resolution of the savings and loan crisis. See "Management's Discussion and Analysis -- Noninterest Expense."

       Capital Adequacy Guidelines. The Federal Reserve, the OCC and the FDIC have all adopted risk based capital adequacy guidelines pursuant to which they assess the adequacy of capital in examining and supervising banks and bank holding companies and in analyzing bank regulatory applications. Risk-based capital requirements, determine the adequacy of capital based on the risk inherent in various classes of assets and off-balance sheet items.

       Since December 31, 1992, national banks have been expected to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital. These requirements apply to the Bank and will apply to the Company (a bank holding company) so long as its total assets equal $150,000,000 or more.

       Tier 1 Capital for national banks generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment in accordance with FAS
115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

       In addition to the risk based capital requirements, the OCC has established a minimum 3.0% Leverage Capital Ratio (Tier 1 Capital to total adjusted assets) requirement for the most highly-rated national banks, with an additional cushion of at least 100 to 200 basis points for all other national banks, which effectively increases the minimum Leverage Capital Ratio for such other banks to 4.0% - 5.0% or more. Under the OCC's regulations, highest-rated banks are those that the OCC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, those which are considered a strong banking organization. A national bank having less than the minimum Leverage Capital Ratio requirement shall, within 60 days of the date as of which it fails to comply with such requirement, submit to the applicable OCC district office for review and approval a reasonable plan describing the means and timing by which the bank shall achieve its minimum Leverage Capital Ratio requirement. A national bank which fails to file such plan with the OCC is deemed to be operating in an unsafe and unsound manner, and could subject the bank to a cease-and-desist order from the OCC. The OCC's regulations also provide that any insured depository institution with a Leverage Capital Ratio that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and is subject to potential termination of deposit insurance. However, such an institution will not be subject to an enforcement proceeding thereunder, solely on account of its capital ratios, if it has entered into and is in compliance with a written agreement with the OCC to increase its Leverage Capital Ratio to such level as the OCC deems appropriate and to take such other action as may be necessary for the institution to be operated in a safe and sound manner. The OCC capital regulations also provide, among other things, for the issuance by the OCC or its designee(s) of a capital directive, which is a final order issued to a bank that fails to maintain minimum capital or to restore its capital to the minimum capital requirement within a specified time period. Such directive is enforceable in the same manner as a final cease-and-desist order.

       Additionally, the interim capital assistance loan agreement requires the Bank to maintain a 5.22% "tangible" capital level. This covenant of the interim capital assistance agreement does not constitute a written capital order or directive for purposes of prompt corrective action.

       At December 31, 1996, the Bank was in compliance with all minimum federal regulatory capital requirements which are generally applicable to national banks, as well as the capital requirements of the interim capital assistance. As of such date, the Bank had a Tier 1 Risk Based Capital Ratio and a Total Risk Based Capital Ratio equal to 15.1% and 16.3% respectively, and a Leverage Capital Ratio equal to 7.08%.

       Prompt Corrective Action. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA, which became effective on December 19, 1992. Under the regulations, a bank shall be deemed to be: (i) "well capitalized" if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

       An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate federal banking agency within 45 days of the date the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the applicable agency.

       An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. Such guaranty shall be limited to the lesser of (i) an amount equal to 5.0% of the institution's total assets at the time the institution was notified or deemed to have notice that it was undercapitalized or (ii) the amount necessary at such time to restore the relevant capital measures of the institution to the levels required for the institution to be classified as adequately capitalized. Such a guaranty shall expire after the federal banking agency notifies the institution that it has remained adequately capitalized for each of four consecutive calendar quarters. An institution which fails to submit a written capital restoration plan within the requisite period, including any required performance guaranty, or fails in any material respect to implement a capital restoration plan, shall be subject to the restrictions in Section 38 of the FDIA which are applicable to significantly undercapitalized institutions.

       A "critically undercapitalized institution" is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership. The general rule and current position of the OCC is that the FDIC will be appointed as receiver within 90 days after a bank becomes critically undercapitalized unless extremely good cause is shown and an extension is agreed to between the OCC and the FDIC. In general, good cause is defined as capital which has been raised and is imminently available for infusion into the Bank except for certain technical requirements which may delay the infusion for a period of time beyond the 90 day time period.

       Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA, which (i) restrict payment of capital distributions and management fees; (ii) require that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital; (iii) require submission of a capital restoration plan;
(iv) restrict the growth of the institution's assets; and (v) require prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

       Additionally, under Section 11(c)(5) of the FDIA, as amended by FDICIA, a conservator or receiver may be appointed for an institution where: (i) an institution's obligations exceed its assets; (ii) there is substantial dissipation of the institution's assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution's capital, and there is no reasonable prospect of becoming "adequately capitalized" without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured;
(ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

       At December 31, 1996, the Bank was a "well capitalized" institution for purposes of Section 38 of the FDIA.

       Regulatory Enforcement Authority. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") included substantial enhancement to the enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined in FIRREA. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. FIRREA significantly increased the amount of and grounds for civil money penalties and requires, except under certain circumstances, public disclosure of final enforcement actions by the federal banking agencies.

ITEM 2.  Description of Property.

       The Bank currently operates eight offices, six in the District of Columbia, and two in Prince George's County, Maryland. The Bank owns its office located at 4812 Georgia Avenue, N.W. and its branch offices located at 2000 11th Street, NW and 45th and Blaine Streets, NE. The Georgia Avenue office, which is also the principal executive office of the Company, consists of a 6,000 square foot stand alone building with drive-in facilities, and a separate 2,000 square foot building housing the Bank's operations center next door. The 11th Street office is housed in a 4,000 square foot building, and an adjacent 2,000 square foot building houses the loan operations center. The Blaine Street office occupies an approximately 2,000 square foot stand alone building, with drive-in facilities, near the Benning Road Metro Station. The Bank leases the remainder of its offices. The 14th and U Streets office is located in a 1,922 square foot storefront, under a lease which commenced in 1988, for a ten year term and one optional ten year renewal term at a fixed rent of $28,830 per year. The Bank's F Street office is located in a 1,273 square foot storefront under a lease commencing in 1991, for a ten year term at a current annual rent of $57,285 subject to annual increases. The American University office is located in a 962 square foot storefront under a five year lease, which commenced in 1992, with one five year renewal option, at a current annual rent of $24,595, subject to annual increase. The Forestville, Maryland office is located in a 2,696 square foot storefront with drive-in facilities, and is occupied under a lease which commenced in 1994 for a five year term at a current annual rental of $44,035, subject to annual increase. The Oxon Hill office, the main office of the Bank, is a 10,531 square foot, two story building with drive in facilities, and is occupied rent free for a term extending until June 10, 1999 and is subject to a purchase option at 95% of fair market value. The Company is responsible for all operating and maintenance expenses on the Oxon Hill property.

       The Company believes that its existing facilities are adequate to conduct its business.

ITEM 3.  Legal Proceedings.

       The Company is involved in routine legal proceedings in the ordinary course of its business. In the opinion of management, final disposition of these proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

       No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5.  Market for Common Equity and Related Shareholder Matters.

Market for Common Stock and Dividends

       There does not currently exist an organized public trading market for shares of Company's Common Stock. Trading in the Company's Common Stock has been sporadic, and consists of private trades conducted without brokers. The Company is aware of 20 trades of the Common Stock since January 1, 1995 (or prior to July 1, 1995, the Bank's common stock), at prices ranging from $15.00 to $20.00 per share. The last trade known to the Company was a trade of 200 shares at $20.00 per share on February 18, 1997. These trades do not necessarily reflect the intrinsic or market values of the Common Stock. As of December 31, 1996, there were 637,160 shares of Common Stock outstanding, held of record by approximately 561 shareholders.

       The Company and, during the period prior to July 1, 1995, the Bank, has paid semi-annual dividends for each of the last ten years, and currently intends to continue the payment of such dividends. There can be no assurance, however, that the Bank or the Company will continue to have earnings at a level sufficient to support the payment of dividends, or that the either entity will in the future elect to pay dividends. Under the terms of the interim capital assistance agreement, the Bank may not, during the term of the interim capital assistance loan, pay any dividends or repurchase any Common Stock, unless (i) there is no default under the interim capital assistance agreement and related note; (ii) payment of such dividends would not result in an event of default; and (iii) the payment of such dividend is not prohibited or objected to by the OCC. As the Bank is the primary source of funds for payment of dividends by the Company, the inability of the Bank to pay dividends could adversely affect the ability of the Company to pay dividends. As of the date hereof, there is no event of default under the interim capital assistance documents.

       Set forth below is certain financial information relating to the Company's and Bank's dividend history for the past five fiscal years (as adjusted to reflect the 5-for-1 stock split in the form of a stock dividend paid in July 1994.) Information for periods prior to July 1, 1995 reflect Bank information.


                                                   Year Ended December 31,
                                        --------------------------------------------
                                          1996     1995     1994     1993     1992
                                        --------------------------------------------
     Net income per share                $ 2.06   $ 2.56   $ 1.99   $ 3.12   $ 1.90
     Dividends paid per share            $  .60   $  .60   $  .60   $  .50   $  .50
     Ratio of dividends to net income     29.13%   23.44%   30.15%   16.03%   26.32%
----------------------------------


       The payment of dividends by the Company depends largely upon the ability of the Bank to declare and pay dividends to the Company, as the principal source of the Company's revenue is dividends paid by the Bank. Future dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank.

       Regulations of the OCC place a limit on the amount of dividends the Bank may pay to the Company without prior approval. Prior approval of the OCC is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. Amounts available for the payment of dividends in 1997 without prior approval will equal the retained net profits from 1995 and 1996, totaling approximately $2,158,000, plus the net profits, if any, of 1997. The Federal Reserve and the OCC also have authority to prohibit a bank from paying dividends if the Federal Reserve or the OCC deems such payment to be an unsafe or unsound practice.

       The Federal Reserve has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that the Company may pay in the future. In 1985, the Federal Reserve issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income, or which could only be funded in ways that weakened the holding company's financial health, such as by borrowing.

       As a depository institution, the deposits of which are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Bank currently is not in default under any of its obligations to the FDIC.

Recent Sales of Unregistered Shares.

       During the past three years, the Company has not sold any securities without registration under the Securities Act of 1933, except for the initial issuance of shares of the Company's Common Stock, par value $1.00 per share, as of July 1, 1995, in connection with the establishment of the Company as the one bank holding company for the Bank. The Company relied upon the exemption provided by Section 3(a)(12) of the Securities Act of 1933. In connection with that reorganization transaction, each share of outstanding Bank Common Stock was converted into one share of Company Common Stock, and each shareholder retained the same percentage ownership interest in the Company as such shareholder had in the Bank. No shares of Company Common Stock or other authorized class of securities were sold for cash, and no underwriter, broker or dealer was involved in connection with the reorganization and conversion of shares. Prior to establishment of the Company as the holding company for the Bank, between December 1994 and June 1995, the Bank effected the sale of 69,660 shares of its common stock, par value $5.00 per share (the "Bank Common Stock") through a private placement to certain directors, executive officers and principal shareholders of the Bank and a public offering, on a preemptive rights basis, to all other shareholders and to members of the general public resident in the District of Columbia, the State of Maryland and the Commonwealth of Virginia. All shares were sold at a price of $15.00 per share, resulting in net proceeds to the Bank of approximately $1 million. The Bank relied upon the exemption for bank securities provided by Section 3(a)(2) of the Securities Act of 1933. No underwriter, broker or dealer was involved in those offerings.

ITEM 6.  Management's Discussion and Analysis.

       The following financial review presents a discussion of the results of operations, an analysis of the asset and liability structure of the Company, and its sources of liquidity and capital resources and should be read in conjunction with the consolidated financial statements included in the Company's 1996 Annual Report to Shareholders. All dollar amounts shown are in thousands, except with respect to per share data.

       Forward looking statements. This discussion, as well as other portions of this report, contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statement. The Company does not undertake to update any forward looking statement to reflect occurrences or events which may not have been anticipated as of the date of such statements.

Holding Company Business

       The Company became a unitary bank holding company, and its wholly-owned subsidiary Industrial Bank converted from a District of Columbia chartered bank to a national banking association as of the close of business on June 30, 1995. The business of the Bank and the Company, is providing banking services to the Washington, DC metropolitan area. The Bank does business through six offices in the District of Columbia and two offices in Prince George's County, Maryland.

General

       The Company's net income depends primarily on net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Noninterest income, such as customer deposit account service charges, late charges on loans and other sources of income also impact the

Company's operations. The Company's principal operating expenses, other than interest expense, consist principally of compensation and employee benefits, occupancy, data processing, provision for loan losses and other operating expenses. The Company's net income is significantly affected by general economic conditions in the Washington, DC metropolitan area and policies of regulatory authorities.

Results of Operations

Years Ended December 31, 1996 and 1995

Overview

       Net income was $1,313 for 1996, compared with $1,589 in 1995, a decrease of 17%. Earnings per share decreased 20% in 1996 to $2.06, compared with $2.56 in 1995. The decrease of $276, or 17%, in net income was primarily attributable to an increase in noninterest expenses of $1,092, an increase in the provision for loan losses of $485, partially offset by a $660 increase in net interest income, a $383 increase in noninterest income and a $258 reduction in the provision for income taxes. Return on average assets was 0.57% for 1996, down from 0.74% for 1995. Return on average equity was 8.06% for 1996, compared with 10.75% for 1995.

                          TABLE 1 - FINANCIAL OVERVIEW

       The following table summarizes net income divided by average assets and average shareholders' equity, dividend payout ratio (dividends declared per share divided by net income per share) and shareholders' equity to assets ratio (average shareholders' equity divided by average total assets) for each of the three years listed below.


                                     1996    1995    1994
    -----------------------------------------------------
    Return on assets                  .57%    .74%    .54%
    Return on equity                 8.06%  10.75%   8.41%
    Dividend payout                 29.13%  23.44%  30.15%
    Average Shareholders' equity     7.06%   6.81%   6.33%
    to Average Assets

Net Interest Income

       Net interest income is the principal source of earnings for the Company. It is affected by a number of factors, including the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, interest rate fluctuations, and asset quality. Information concerning the Company's interest-earning assets, interest-bearing liabilities, net interest income, interest rate spreads, and net yield on interest-earning assets is presented in Table 2. Changes in the Company's interest income and interest expense resulting from changes in interest rates and in the volume of interest-earning assets and interest-bearing liabilities are presented in Table 3.

        TABLE 2.  AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS/(1)/

                                                                      Year Ended December 31,
                                                  1996                          1995                          1994
                                    -----------------------------------------------------------------------------------------
                                                           Amount                        Amount                       Amount
                                      Average   Average   Paid or   Average   Average   Paid or   Average   Average   Paid or
                                      Balance     Rate     Earned   Balance     Rate     Earned   Balance     Rate    Earned
                                                                      (Dollars in Thousands)
Assets
Loans, net                            $ 99,879     9.41%   $ 9,401  $ 90,630     9.90%   $ 8,975  $ 72,886    10.69%  $ 7,793
Taxable securities                      86,305     6.06%     5,232    92,147     5.82%     5,363    92,825     5.05%    4,687
Non-taxable securities/(2)/             12,747     8.31%     1,059     3,934     4.55%       179     2,417     6.79%      164
Federal funds sold                      11,279     5.51%       622    11,435     5.82%       665    25,419     4.41%    1,121
Interest-bearing deposits held           1,661     6.44%       107        95     4.21%         4        98     3.06%        3
                                      --------   ------    -------  --------   ------    -------  --------   ------   -------
Total interest-earning assets          211,871     7.75%    16,421   198,241     7.66%    15,186   193,645     7.11%   13,768
Cash and due from banks                 10,841                        10,882                        10,429
Bank premises and                        2,424                         2,334                         2,070
  equipment, net
Other assets                             5,423                         5,619                         5,693
                                      --------                      --------                      --------
Total assets                          $230,559                      $217,076                      $211,837
                                      ========                      ========                      ========
Liabilities and
Shareholders' Equity
Interest-bearing demand deposits      $ 30,718     2.10%       644  $ 31,313     2.70%       845  $ 36,219     2.34%      848
Savings deposits                        72,856     2.87%     2,087    75,839     3.20%     2,428    74,806     3.04%    2,274
Time deposits                           55,548     4.44%     2,468    46,363     3.94%     1,829    40,768     3.05%    1,244
                                      --------   ------    -------  --------   ------    -------  --------   ------   -------
Total interest-bearing deposits        159,122     3.27%     5,199   153,515     3.32%     5,102   151,793     2.88%    4,366
Borrowed funds                           1,000     5.30%        53       500     5.40%        27         0        0         0
Repurchase agreements                    3,376     4.53%       153         0     0.00%         0         0        0         0
                                      --------   ------    -------  --------   ------    -------  --------   ------   -------
Total interest-bearing liabilities     163,498     3.31%     5,405   154,015     3.33%     5,129   151,793     2.88%    4,366
                                                                                                                      -------
Noninterest-bearing deposits            48,930                        46,722                        45,354
Other liabilities                        1,841                         1,557                         1,290
Shareholders' equity                    16,290                        14,782                        13,400
                                      --------                      --------                      --------
Total liabilities and                 $230,559                      $217,076                      $211,837
  shareholders' equity                ========                      ========                      ========

Net interest income and net
yield on interest-earning assets
Net interest income                                        $11,016                       $10,057                      $ 9,402
                                                           =======                       =======                      =======
Interest rate spread                               4.44%                         4.33%                         4.23%
Net yield on average interest-                     5.20%                         5.07%                         4.86%
  earning assets
Average interest-earning assets                  129.58%                       128.70%                       127.60%
  to average interest-bearing
  liabilities

(1) Yields on securities have been computed based upon the historical cost of such securities. Nonaccruing loans are included in average balances.

(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $16,061 and $10,656 for 1996, $15,125 and $9,996 for 1995, and $13,712 and $9,346 for 1994.

      TABLE 3.  RATE/VOLUME ANALYSIS OF TAX EQUIVALENT NET INTEREST INCOME

     Net interest income is affected by changes in the average interest rate earned on interest-earning assets and the average interest rate paid on interest-bearing liabilities. In addition, net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities. The following table sets forth the dollar amount of increase (decrease) in interest income and interest expense resulting from changes in the volume of interest-earning assets and interest-bearing liabilities and from changes in yields and rates. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to volume and the change due to rate. Interest income on tax-exempt securities is presented on a taxable-equivalent basis.



                                              Year Ended December 31,                 Year Ended December 31,
                                              (Dollars in Thousands)                   (Dollars in Thousands)
                                         ----------------------------------------------------------------------
                                                   1996 vs. 1995                            1995 vs 1994
                                            Increase (Decrease) Due to               Increase (Decrease) Due to
                                         ----------------------------------------------------------------------
                                             Volume      Rate      Total    Volume       Rate           Total
                                         ----------------------------------------------------------------------
Loans                                        $  916      $(490)  $  426    $1,790          $(608)        $1,182
Taxable securities                             (339)       208     (131)      (21)           697            676
Non-taxable securities                          401        479      880        56            (41)            15
Federal funds sold                               (9)       (34)     (43)     (741)           285           (456)
Interest-bearing deposits                        66         37      103         0              1              1
                                         ----------------------------------------------------------------------
     Total interest income                    1,035        200    1,235     1,084            334          1,418
Deposits
Interest-bearing demand deposits                (16)      (185)    (201)     (115)           113             (2)
Savings deposits                                (98)      (243)    (341)       31            123            154
Time deposits                                   361        278      639       171            413            584
                                         ----------------------------------------------------------------------
Total interest-bearing deposits                 247       (150)      97        87            649            736
Borrowings                                      210        (31)     179        27              0             27
                                         ----------------------------------------------------------------------
     Total interest bearing liabilities         457       (181)     276       114            649            763
                                         ----------------------------------------------------------------------
Net interest income                          $  578      $ 381   $  959    $  970          $(315)        $  655
                                         ======================================================================


     On a tax equivalent basis, net interest income for 1996 increased $959 or 10% over 1995. The increase was primarily attributable to an increase in average interest-earning assets, an increase in the net interest spread, partially offset by an increase in average interest-bearing liabilities.

     Average interest-earning assets increased by $13,630 or 7%, comprised principally of growth in the loan and non-taxable securities portfolios.
Average loans increased $9,249 or 10%, comprised primarily of an increase in the commercial loan portfolio. The $8,813 or 224% increase in non-taxable securities resulted from continuing management of the investment portfolio's after-tax yield.

     The interest rate spread increased approximately 3%, from 4.33% in 1995 to 4.44% in 1996. The increase is a result of a 9 basis point increase in the average rate earned on interest-earning assets and a 2 basis point decrease in the cost of interest bearing liabilities. The increase in average rate earned on assets is primarily attributable to the increase in the tax-equivalent yield on non-taxable securities and an increase in yield on taxable securities, partially offset by the reduction in average rate on loans. The average rate earned on non-taxable securities increased from 4.55% for 1995 to 8.31 % for 1996. This increase is primarily attributable to the Company increasing the weighted average maturity of the non-taxable securities portfolio.

     Interest-bearing liabilities increased $9,488 or 6%, comprised of an increase in time deposits and borrowings, partially offset by a decrease in interest-bearing demand and savings deposits. Time deposits and borrowings (comprised of repurchase agreements and the interim capital assistance note payable) increased 20% and 776%, respectively. The increase in borrowings was attributable to the Company accessing a new funding source, repurchase agreements, in 1996.

Provision for Loan Losses

     The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. The provision for loan losses increased $485 from $25 for 1995 to $510 for 1996. The increase in the provision for loan losses is attributable to the increase in non-performing loans and the growth of the loan portfolio, specifically commercial loans. Management believes that the allowance for loan losses is adequate to absorb potential losses inherent in the loan portfolio. As losses on loans are not statistically predictable and are dependent upon economic conditions in the Bank's marketplace, future provisions for loan losses may be above the amount necessary of 1996. Management anticipates that loan growth will continue in 1997 similar to growth in 1996. Therefore, future provisions for loan losses may be above the amount required necessary for 1996. See the Asset Quality section for additional information related to the Company's allowance for loan losses.

Noninterest Income

     Noninterest income increased $383 or 17% to $2,620 for 1996 from $2,237 for 1995. The primary component of noninterest income is service charges on deposit and checking accounts which increased $303 or 15%. The increase in service charges is primarily attributable to the increased assessment of fees on deposit accounts. Additionally, gain on the sale of securities increased $47.

Noninterest Expense

     Noninterest expense for 1996 was $10,936, an increase of $1,092 or 11% over 1995. Salaries and employee benefits increased $389 or 7%. The increase in salaries and employee benefits is primarily attributable to growth in staffing related to bolstering the lending department for credit cards and building infrastructure to support increased participation in the secondary mortgage market. In addition, pension expenses increased $143 as a result of costs associated with the planned termination and settlement of the benefit obligation
anticipated to occur in 1997.  Other expenses increased $549 or 20%.   The
increase in other expenses consisted principally of a general increase in costs coupled with a $201 increase in the provision for loss on other real estate owned. The increase in the provision for loss on other real estate owned resulted from an increase in the number of foreclosed properties and diminution in value of the properties. Federal deposit insurance premiums for 1996 amounted to $207, which included a one-time assessment of $158 on deposits insured by the Savings Association Insurance Fund.

Provision for Income Taxes

     The provision for income taxes for 1996 decreased $258, or 33%, from 1995, due primarily to a 23% decrease in income before taxes and a 15% decrease in the effective tax rate. The effective tax rate was 28% for 1996, compared to 33% for 1995. The decrease in the effective tax rate was primarily attributable to the increase in tax exempt income.

Asset/Liability Management

     Interest rate sensitivity gap ("gap") analysis measures the difference between the assets and liabilities repricing or maturing within specified time periods. An asset-sensitive position indicates that there are more rate-sensitive assets than rate-sensitive liabilities repricing or maturing within a specified time period, which would generally imply a favorable impact on net interest income in periods of rising interest rates and a negative impact in periods of falling interest rates. A liability-sensitive position would generally imply a negative impact in net interest income in periods of rising interest rates and a positive impact in periods of falling rates.

     Table 4 presents an analysis of the Company's interest-sensitivity gap position at December 31, 1996. Asset prepayments and liability decay rates are estimated based on the Company's historical experience. Due to the relatively stable nature of the Company's interest-bearing nonmaturity deposits, these deposits were allocated as follows: 100% of money market accounts to the 3 months or less category, and 6% per quarter for all other nonmaturity deposits. Approximately 76% of nonmaturity deposits (other than money market deposits) are allocated in the over 12 months category. Time deposits are allocated based on their contractual maturities. This allocation is consistent with the Bank's historical experience and is used by management to manage interest rate risk.
As summarized in Table 4, the Company's one-year cumulative gap ratio is 71%. This position reflects a liability-sensitive position where more liabilities than assets reprice during the one year period. Generally a liability-sensitive position would result in an adverse impact on net interest income during a period of rising interest rates, and a positive impact on net interest income in a period of declining interest rates.

     Gap analysis has limitations because it cannot measure the effect of interest rate movements and competitive pressures on the repricing and maturity characteristics of interest-earning assets and interest-bearing liabilities. Accordingly, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times at different volumes. Further, in the event of change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating Table 4.

                      TABLE 4.  RATE SENSITIVITY ANALYSIS

                                                                Total
                                        3 Months    4 to 12     Within       Over
                                        or Less     Months    12 Months   12 Months     Total
                                     ---------------------------------------------------------
                                                       (Dollars in Thousands)
Earning Assets
Loans/(1)(2)/                          $ 19,923    $ 13,648    $ 33,571    $ 74,665   $108,236
Investment securities/(3)/                2,712      13,651      16,363      78,461     94,824
Federal funds sold                        8,300           -       8,300           -      8,300
Interest-bearing deposits
  in other banks                              -       1,000       1,000       2,000      3,000
                                     ---------------------------------------------------------
Total earning assets                   $ 30,935    $ 28,299    $ 59,234    $155,126   $214,360
                                     =========================================================
Percent of total earning assets           14.43%      13.20%      27.63%      72.37%    100.00%
Interest-bearing Liabilities
Time certificates of deposit
  of $100M or more/(4)/                $  4,433    $  9,813    $ 14,246    $      -   $ 14,246
Savings, NOW and money market
 deposits                                15,810      16,500      32,310      76,710    109,020
Time certificates of deposit             10,626      15,433      26,059       4,737     30,796
  less than $100M
Borrowed funds                           10,466           -      10,466       1,000     11,466
                                     ---------------------------------------------------------
Total interest-bearing liabilities     $ 41,335    $ 41,746    $ 83,081    $ 82,447   $165,528
                                     =========================================================
Interest sensitivity gap                (10,400)    (13,447)    (23,847)     72,679     48,832
Cumulative interest sensitivity gap     (10,400)    (23,847)    (23,847)     48,832     48,832
Ratio of earning assets to
  interest-bearing liabilities
  (gap ratio)                             74.84%      67.79%      71.30%     188.15%    129.50%
Cumulative ratio of earning assets
  to interest-bearing liabilities
  (cumulative gap ratio)                  74.84%      71.30%      71.30%     129.50%    129.50%
Cumulative interest sensitivity gap
  as a percent of total assets            (4.41%)   (10.11)%    (10.11)%      20.71%     20.71%
==============================================================================================

(1)  Non-accrual loans are excluded from loan totals.
(2)  Loans have been included based on their contractual maturities.
(3) Mortgage-backed securities have been included based on their estimated remaining maturities.
(4)  Excludes a noninterest-bearing time deposit of $1,113.

Financial Condition

     Table 5 sets forth information concerning the composition of the Company's assets, liabilities and shareholders' equity at December 31, 1996, 1995 and 1994.

                         TABLE 5.  FINANCIAL CONDITION

                                     1996    Percent     1995    Percent     1994    Percent
                                 -----------------------------------------------------------
                                                    (Dollars in Thousands)
                                 -----------------------------------------------------------
Assets
Loans, net                         $108,611    46.06%  $ 92,817    41.70%  $ 92,751    40.31%
Investment securities                94,824    40.22%    87,198    39.18%   101,763    44.23%
Federal funds sold                    8,300     3.52%    20,800     9.35%    11,100     4.83%
Interest-bearing deposits             3,000     1.27%     3,072     1.38%        95     0.04%
  in other banks and commercial
  paper
                                 -----------------------------------------------------------
Total earnings assets               214,735    91.07%   203,887    91.61%   205,709    89.41%
Cash and due from banks              13,692     5.81%    11,014     4.95%    15,939     6.93%
Bank premises and equipment           2,452     1.04%     2,358     1.06%     2,354     1.02%
Other assets                          4,909     2.08%     5,302     2.38%     6,079     2.64%
                                 -----------------------------------------------------------
Total assets                       $235,788   100.00%  $222,561   100.00%  $230,081   100.00%
                                 ===========================================================
Liabilities and
  Shareholders' Equity
Demand deposits                    $ 50,840    21.56%  $ 46,341    20.82%  $ 47,804    20.77%
Savings, NOW and MMDA               109,020    46.24%   117,273    52.69%   135,807    59.03%
Time deposits $100,000 or more       14,246     6.04%    12,295     5.52%     7,018     3.05%
Other time deposits                  31,978    13.56%    27,790    12.49%    24,205    10.52%
                                 -----------------------------------------------------------
Total deposits                      206,084    87.40%   203,699    91.52%   214,834    93.37%
Borrowed funds                       11,466     4.86%     1,000     0.45%         0     0.00%
Accrued expenses and                    920      .40%     1,307     0.59%       876     0.38%
  other liabilities
                                 -----------------------------------------------------------
Total liabilities                   218,470    92.66%   206,006    92.56%   215,710    93.75%
Shareholders' equity                 17,318     7.34%    16,555     7.44%    14,371     6.25%
                                 -----------------------------------------------------------
Total liabilities and              $235,788   100.00%  $222,561   100.00%  $230,081   100.00%
  shareholders' equity           ===========================================================

Overview

     Total assets increased $13,227 from December 31,1995 to December 31,1996, mainly due to a increase in loans and securities, partially offset by a decrease in cash and cash equivalents. The increase in assets was primarily funded by increased borrowings and deposit growth. The increase in borrowings was comprised principally of $10,466 of repurchase agreements outstanding at December 31, 1996.

Loans

     Net loans outstanding at December 31, 1996 were $108,611, an increase of $15,794, or 17%, from year end 1995. The composition of the loan portfolio is summarized in Table 6. The increase in the percentage of commercial and installment loans to individuals reflects the Company's continued focus on prudently originating these higher yielding credits.

                                   TABLE 6.  LOAN PORTFOLIO COMPOSITION

                                                                        December 31,
                               1996    Percent     1995    Percent     1994    Percent     1993    Percent     1992    Percent
                           ---------------------------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Commercial                   $ 28,232    25.61%   $19,128    20.31%   $20,166    21.30%   $14,393    20.86%   $16,572    22.81%
Residential 1 to 4 family      52,876    47.96%    49,123    52.16%    48,710    51.46%    29,316    42.48%    29,503    40.60%
Commercial real estate         24,442    22.17%    22,225    23.60%    22,380    23.64%    22,092    32.01%    22,231    30.60%
Installment loans               4,692     4.26%     3,700     3.93%     3,409     3.60%     3,210     4.65%     4,354     5.99%
                           ---------------------------------------------------------------------------------------------------
Total                        $110,242   100.00%   $94,176   100.00%   $94,665   100.00%   $69,011   100.00%   $72,660   100.00%
                           ===================================================================================================


                                TABLE 7 MATURTITY OF LOAN PORTFOLIO
                                 FIXED RATE AND VARIABLE RATE/(1)/

                                            After
                                           One Year
                                One Year   Through      After
                                or Less   Five Years  Five Years   Total
                              --------------------------------------------
                                          (Dollars in Thousands)
               Fixed rate        $18,870     $47,466     $25,141  $ 91,477
               Variable rate      14,701       2,058           -    16,759
                              --------------------------------------------
               Total             $33,571     $49,524     $25,141  $108,236
                              ============================================
               /(1)/ Excludes non-accrual loans.

Securities

          The carrying value of the Company's securities portfolio increased $7,626 or 9% from $87,198 at December 31, 1995, to $94,824 at December 31, 1996.
The Company's securities portfolio is presented in Note 2 to the consolidated financial statements. During 1996, management completed its restructuring of the securities portfolio which began in the latter part of 1995. The restructuring focused on improving the after-tax yield of the portfolio. The results of this restructuring included a reduction in US Treasury Notes and US Government Agencies of approximately $30,578 and an increase in mortgage-backed securities of $33,405 and securities issued by states and political subdivisions of $6,183. The yield on taxable securities increased from 5.82% for 1995 to 6.06% for 1996. The tax equivalent yield for non-taxable securities increased from 4.55% for 1995 to 8.31% for 1996. The mortgage-backed securities portfolio had a weighted average remaining maturity of 2.73 years at December 31,1996, compared to 3.26 years at December 31,1995. The collateral underlying all the mortgaged-backed securities is guaranteed by one of the "quasi-governmental" agencies, and therefore maintain a risk weight of 20% for risk based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of management's ongoing analysis. At December 31, 1996, based on stress tests performed by management, a 300 basis point increase and decrease in interest rates would result in an approximate (8%) and 3% change, respectively, in the present carrying value of these securities. There are no issuers of securities, whose securities, held by the Company, have a book value in excess of 10% of the Company's shareholders' equity.

          In 1995 the Company has adopted the Financial Accounting Standards Board Staff's special report, A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities (the "Guide"). On the date of the implementation of the Guide, the Company transferred $71,280 of held-to-maturity securities to available-for-sale. Table 8 summarizes the maturity and average yield of the Company's securities portfolio.

             TABLE 8.  INVESTMENT PORTFOLIO MATURITY SCHEDULES/(1)/

                                                                  After Five
                                                After One But         But
                                                 Within Five      Within Ten
                             Within One Year        Years            Years       After Ten Years   Mortgage Backed        Total
                           --------------------------------------------------------------------------------------------------------
                              Amount   Yield    Amount   Yield   Amount  Yield   Amount   Yield    Amount   Yield    Amount   Yield
                           --------------------------------------------------------------------------------------------------------
                                                                     (Dollars in Thousands)
U.S. Treasury                  $3,508   6.63%   $17,017   6.20%       -      -   $     -      -    $     -      -    $20,525   6.27%

U.S. Government agencies        3,018   6.53%     5,039   6.36%       -      -         -      -          -      -      8,057   6.43%

State and political               500   5.77%       507   7.42%       -      -    13,591   8.61%         -      -     14,598   8.57%

  subdivisions
Other                               -      -        287   3.39%       -      -         -      -          -      -        287   3.39%

Mortgage-backed  securities         -      -          -      -        -      -         -      -     51,357   6.60%    51,357   6.60%

                           --------------------------------------------------------------------------------------------------------
Total                          $7,026   6.53%   $22,850   6.23%       -      -   $13,591   8.61%   $51,357   6.60%   $94,824   6.81%
                           ========================================================================================================

/(1)/ Yields on non-taxable securities have been computed on a tax equivalent basis using a 34% tax rate.

Asset Quality

          See Note 1 to the consolidated financial statements for a discussion of the Company's policy for establishing the allowance for loan losses. Table 9 sets forth the activity in the allowance for loan losses for the last five years.

                  TABLE 9.  LOAN LOSS AND RECOVERY EXPERIENCE

                                                               Year Ended December 31,
                                               -----------------------------------------------------
                                                   1996       1995       1994       1993      1992
                                               -----------------------------------------------------
                                                               (Dollars in Thousands)
Total outstanding loans at year end              $110,242    $94,176    $94,665   $69,011    $72,660
Average amount of loans outstanding               100,950     90,630     72,886    68,370     68,810
Allowance for loan losses                           1,177      1,751      2,168     1,500      2,040
  at beginning of year
Loans charged off:
  Commercial                                          637        766      1,040       759      1,864
  Real estate mortgage                                 52         40         28        25          0
  Installment loans to individuals                     69         14         17        76        178
                                                 --------    -------    -------   -------    -------
Total charge-offs                                     758        820      1,085       860      2,042
Recoveries of loans previously charged-off:
  Commercial                                          286        202        172       597         35
  Real estate mortgage                                 25          0          2         0          0
  Installment loans to individuals                     26         19         14        31         50
                                                 --------    -------    -------   -------    -------
Total recoveries                                      337        221        188       628         85
                                                 --------    -------    -------   -------    -------
Net charge-offs                                       421        599        897       232      1,957
Additions to allowance charged to                     510         25        480       900      1,417
 operations                                      --------    -------    -------   -------    -------
Allowance for loan losses at end of year         $  1,266    $ 1,177    $ 1,751   $ 2,168    $ 1,500
                                                 ========    =======    =======   =======    =======
Ratios of net charge-offs during year                0.42%      0.66%      1.23%     0.34%      2.84%
  to average outstanding loans during year
Ratio of allowance for possible loan                 1.15%      1.25%      1.85%     3.14%      2.06%
  losses at year end to total loans

               TABLE 10.  ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                                          December 31,
                ----------------------------------------------------------------------------------------------
                    1996    Percent    1995    Percent    1994    Percent    1993    Percent    1992    Percent
                ----------------------------------------------------------------------------------------------
                                                     (Dollars in Thousands)
Commercial         $1,075    84.91%   $  875    72.96%   $1,403    80.12%   $1,466    67.62%   $1,396    93.07%
Real estate            89     7.03%       71     6.36%      125     7.14%      124     5.72%
 mortgage/(1)/
Consumer               92     7.27%        0        0%       63     3.60%      104     4.80%       81     5.40%
Unallocated            10     0.79%      231    20.68%      160     9.14%      474    21.86%       23     1.53%
                ----------------------------------------------------------------------------------------------
Total              $1,266   100.00%   $1,177   100.00%   $1,751   100.00%   $2,168   100.00%   $1,500   100.00%
                ==============================================================================================

/(1)/     Prior to 1993, the Bank did not specifically allocate a portion of the allowance for loan losses to real estate mortgages.

          The allowance for loan losses was $1,266 at December 31, 1996, as compared to $1,177 at December 31, 1995. The ratio of the allowance for loan losses to total loans at December 31, 1996 and 1995 was 1.15% and 1.25%, respectively. At December 31, 1996, non-performing assets to total assets was 1.94% compared to 1.17% at December 31, 1995. Net charge-offs declined $178 to $421 for 1996 from $599 for 1995. The provision for loan losses increased to $510 for 1996 from $25 for 1995, reflecting the increase in non-performing assets. Additionally, the unallocated portion of the allowance reduced to $10 from $231 at year-end 1995.

          The level of the allowance for loan losses is determined by management on the basis of various assumptions and judgements. These include levels and trends of past due and non-accrual loans, trends in volume and changes in terms, effects of policy changes, experience and depth of management, anticipated economic conditions in the Washington, DC metropolitan area, concentrations of credit, the composition of the loan portfolio, prior loan loss experience, and the ongoing and periodic reviews of the loan portfolio by the Company's internal and external loan review function. For impaired loans, the Company establishes reserves in accordance with SFAS 114 and SFAS 118, and for non-impaired loans uses an allocation approach which relies on historical loan loss experience, adjusted to reflect current conditions and trends.

          Although management believes that it uses the best information available to make such determinations that the allowance for loan losses is adequate at December 31,1996, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. Any downturn in the real estate market or general economic conditions in the Washington, DC metropolitan area could result in the Company experiencing increased levels of non-performing assets and charge-offs, significant provisions for loan losses, and significant reductions in net income. Additionally, various regulatory agencies periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. In light of the foregoing, there can be no assurance that management's determinations as to the future adequacy of the allowance for loan losses will prove accurate, or that additional provisions or charge-offs will not be required.

          Table 11 sets forth information concerning non-performing assets.

                        TABLE 11.  NON-PERFORMING ASSETS

                                                           December 31,
                                           1996      1995      1994      1993      1992
                                       -------------------------------------------------
                                                     (Dollars in Thousands)
Non-accrual loans/(1)/                    $2,006    $1,086    $1,809    $1,788    $3,492

Loans past due 90 days or more             1,267       569       605       866       488
  and still accruing

Foreclosed properties/(2)/                 1,310       950     1,270     1,370       516
                                          ------    ------    ------    ------    ------
Total                                     $4,583    $2,605    $3,684    $4,024    $4,496
                                       =================================================
Non-performing assets to gross loans        4.11%     2.74%     3.84%     5.72%     6.14%
  and foreclosed properties at period
  end

Non-performing assets to total              1.94%     1.17%     1.60%     2.10%     2.42%
  assets at period end

1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in 1996 for non-accrual loans at December 31, 1996 had the loans been current in accordance with their original terms was $101,000.

(Footnotes continued on the following page)

(Footnotes continued prior page)

2. Foreclosed properties include properties that have been substantively repossessed (for years prior to 1995) or acquired in complete or partial satisfaction of debt. The properties, which are held for resale, are carried at the lower of fair value (net of estimated selling expenses) or the principal balance of the related loans.

3. The Bank charges loans against the allowance for loan losses when it determines that principal and interest or portions thereof become uncollectable. This is determined through an analysis of each individual credit, including the financial condition and repayment capacity of the borrower, and of the sufficiency of the collateral, if any.

     Non-performing assets at year-end 1996 were $4,583, an increase of $1,978 or 76% from year-end 1995. Non-accrual loans totaled $2,006 for year end 1996 and consisted of $1,624 in real estate loans and $382 in commercial loans. This represented an increase of $920 or 85% from year end 1995. As of December 31, 1996, loans past due 90 days or more and still accruing totaled $1,267 and consisted of $749 in real estate loans, $445 in commercial loans, and $73 in installment loans to individuals. This compares to $280 in real estate loans, $246 in commercial loans, and $43 in installment loans at December 31, 1995. This represented an aggregate increase of $698 from year end 1995. Loans past due 90 days or more and still accruing include $352 relating to six real estate loans that have ballooned and were not renewed as of year end 1996 due to an absence of current financial information, and one loan of $300 which was brought current subsequent to year end 1996. Foreclosed properties increased $360 in 1996 to $1,310. While the increase is attributed primarily to one residential property with a net value of $460, additions to foreclosed property outweighed dispositions due to a continuing soft real estate market.

     At December 31, 1996, there were $7,544 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. Included in the total are twenty loans, totalling $5,734, fully collateralized by real estate, three of which represent $3,101 of the total. The remaining $1,810 consists of fifteen commercial loans, none in excess of $250, secured primarily by accounts receivable and various business equipment.

Deposits, Other Sources of Funds and Liquidity

     Deposits are generally the most important source of the Company's funds for lending, investing, and other business purposes. Deposit inflows and outflows are significantly influenced by general interest rates, market conditions, and competitive factors. Total deposits increased by $2,385, or 1%, from December 31, 1995 to December 31, 1996.

     Other sources of funds include borrowings, repayment and maturities of loans and securities, proceeds from the sale of securities, funds from operations, and cash and cash equivalents. During 1996, the Company began raising funds by selling securities under agreements to repurchase. These fixed coupon over-night agreements are accounted for as financing transactions, and the obligations to repurchase the securities are reflected as a liability in the consolidated balance sheet. At December 31, 1996, $10,466 of repurchase agreements with an average rate of 4.40% were outstanding.

     Table 12 presents certain information related to the Company's time deposits.

                   TABLE 12.  TIME DEPOSIT MATURITY SCHEDULE

                                 3 Months   4 to 6   7 to 12  Over 12
                                 or Less    Months    Months   Months    Total
                              -------------------------------------------------
                                            (Dollars in Thousands)
Time certificates of deposit     $ 4,433   $ 3,827   $ 5,986   $    0   $14,246
  of $100M or more
Time certificates of deposit      10,626     7,863     7,570    5,919    31,978
  less than $100M
                              -------------------------------------------------
Total                            $15,059   $11,690   $13,556   $5,919   $46,224
                              =================================================

     In connection with the series of transactions with the RTC, the Company borrowed $1,000 from the RTC. These funds were contributed to the capital of the Bank. For additional information regarding this borrowing refer to Note 7 to the consolidated financial statements.

     The Company's principal sources of funds are deposits, repayments and maturities of loans and securities, proceeds from the sale of securities and funds provided by operations. The Company's sources and uses of cash for the years ended December 31, 1996 and 1995 are presented in the consolidated statement of cash flows. The Company anticipates that it will have sufficient funds available to meet current and future commitments.

Shareholders' Equity and Capital

     Shareholders' equity increased $763, or 5% from $16,555 at December 31, 1995 to $17,318 at December 31, 1996. The increase is attributable to retained net income, partially offset by the decrease in the unrealized gain on available for sale securities, net of tax. At December 31, 1996, approximately $2,158 of the Bank's retained earnings was available to pay dividends to the Company without prior regulatory approval.

     The Company and the Bank are subject to certain regulatory capital requirements. Management believes, as of December 31, 1996, that the Company and the Bank meet all the capital adequacy requirements to which they are subject. As of December 31, 1996, the most recent notification from the Office of the Comptroller of Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Refer to Note 9 to the consolidated financial statements for additional information related to regulatory capital requirements.

Impact of Inflation and Changing Prices

     The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and results of operations in terms of historical dollars without considering the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. In the current interest rate environment, liquidity, maturity structure, and quality of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

Accounting and Reporting Developments

     In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996 and is to be applied
prospectively.   Earlier or retroactive application is not permitted. The
provisions of SFAS No. 125 relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral have been delayed until after December 31, 1997 by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB No. 125.
SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and derecognizes liabilities extinguished. The Company plans to adopt this Statement, except for the provisions delayed by SFAS No. 127, on January 1, 1997. The adoption is not expected to have a material impact on the Company's financial condition or its results of operation.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period earnings per share (EPS) data presented. SFAS No. 128 establishes standards for computing and presenting EPS and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings per Share, and makes them comparable to international EPS standards. The Company plans to adopt this Statement for the year ended December 31, 1997. The adoption is not expected to have a material impact on the Company's computation of EPS.

ITEM 7. Financial Statements.

     The information required by this item is contained in the Consolidated Financial Statements appearing at pages 12 to 24 of the Company's Annual Report to Shareholders for the year ended December 31, 1996, included as a part hereof.

ITEM 8.  Changes in and Disagreements with Accountants.

     None.

                                    Part III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information required by this Item appears at, and is incorporated by reference to, pages 4 to 7 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 1997.

ITEM 10.  Executive Compensation.

     The information required by this Item appears at, and is incorporated by reference to, pages 6 and 7 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 1997.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item appears at, and is incorporated by reference to, pages 3 and 4 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 1997.

ITEM 12.  Certain Relationships and Related Transactions.

     The information required by this Item appears at, and is incorporated by reference to, page 7 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 1997.

ITEM 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.  Description of Exhibits

3(a)      Certificate of Incorporation of the Company, as amended (1)
3(b)      Bylaws of the Company (2)
4         Specimen certificate for the common stock, $1 par value, of the
          Company (3)
10(a)     Interim Capital Assistance Agreement between the Company
          and the RTC (4)
10(b)     Stock Pledge Agreement between the Company and the RTC (5)
11        Statement Regarding Computation of Per Share Income
13 The Company's Annual Report to Shareholders for the Year Ended December 31, 1996
21        Subsidiaries of the Registrant

     The sole subsidiary of the Registrant is Industrial Bank, National Association, a national banking association organized under the laws of the United States

27        Financial Data Schedule
_____________________________
(1) Incorporated by reference to Exhibit 2(a) to the Company's Registration Statement on Form 10-SB
(2) Incorporated by reference to Exhibit 2(b) to the Company's Registration Statement on Form 10-SB
(3) Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form 10-SB
(4) Incorporated by reference to Exhibit 6(a) to the Company's Registration Statement on Form 10-SB
(5) Incorporated by reference to Exhibit 6(b) to the Company's Registration Statement on Form 10-SB

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             IBW FINANCIAL CORPORATION



March 28, 1997
                                      By:    B. Doyle Mitchell, Jr.
                                             ---------------------------
                                             B. Doyle Mitchell, Jr.
                                             President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                        Position                    Date


 /s/ Clinton W. Chapman      Chairman of the Board of Directors  March 27, 1997
---------------------------
   Clinton W. Chapman


 /s/ George H. Windsor         Vice Chairman of the Board of     March 27, 1997
----------------------------
George H. Windsor                        Directors


 /s/ B. Doyle Mitchell, Jr.        President and Director        March 28, 1997
----------------------------
B. Doyle Mitchell, Jr.


 /s/ Massie S. Fleming        Executive Vice President, Chief    March 27, 1997
----------------------------- Executive Officer and Director
Massie S. Fleming

 /s/ Benjamin L. King             Secretary and Director         March 27, 1997
-----------------------------
Benjamin L. King


 /s/ Cynthia T. Mitchell                  Director               March 27, 1997
-----------------------------
Cynthia T. Mitchell


-----------------------------             Director               March ___, 1997
Marjorie H. Parker


------------------------------            Director               March ___, 1997
Margaret B. Stewart




-----------------------------             Director               March ___, 1997
Robert L. White


-----------------------------             Director               March ___, 1997
Emerson A. Williams


 /s/ Thomas A. Wilson          Senior Vice President-Controller  March 27, 1997
------------------------------   Principal Accounting Officer
Thomas A Wilson


                               Index to Exhibits

Exhibit No.     Description of Exhibits

3(a)            Certificate of Incorporation of the Company, as amended (1)

3(b)            Bylaws of the Company (2)

4 Specimen certificate for the common stock, $1 par value, of the Company


10(a)           Interim Capital Assistance Agreement between the Company and the
                RTC (4)

10(b)           Stock Pledge Agreement between the Company and the RTC (5)

11              Statement Regarding Computation of Per Share Income

13 The Company's Annual Report to Shareholders for the Year Ended December 31, 1996

21              Subsidiaries of the Registrant

        The sole subsidiary of the Registrant is Industrial Bank, National Association, a national banking association organized under the laws of the United States
27      Financial Data Schedule
_____________________________
(1) Incorporated by reference to Exhibit 2(a) to the Company's Registration Statement on Form 10-SB
(2) Incorporated by reference to Exhibit 2(b) to the Company's Registration Statement on Form 10-SB
(3) Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form 10-SB
(4) Incorporated by reference to Exhibit 6(a) to the Company's Registration Statement on Form 10-SB
(5) Incorporated by reference to Exhibit 6(b) to the Company's Registration Statement on Form 10-SB