Form 10QSB
period 1997-03-31
IBW FINANCIAL CORP
filed 1997-05-14
CIK 1013274

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB
      [x] Quarterly Report under Section 13 or 15(d) of the Securities
                Exchange Act of 1934
      For the Quarterly Period ended March 31, 1997
                                    --------------

      [ ] Transition report under Section 13 or 15(d) of the Exchange Act
          For the transition period from       to
                                         -----    -----
          Commission file number 0-28360
                                 -------

                           IBW Financial Corporation
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

     District of Columbia                             52-1943477
---------------------------------        ------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

                 4812 Georgia Avenue, NW, Washington, DC  20011
            ------------------------------------------------------
            (Address of Principal Executive Offices)    (Zip Code)

                                 (202) 722-2000
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                      N/A
  ---------------------------------------------------------------------------
  (Former Name, Former Address, and Former Fiscal Year, If Changed Since Last
                                    Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file reports), and (2) has
been subject to such filing requirements for the past 90 days.   X  Yes      No
                                                               ----     ----

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30, 1997, there were 637,160 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

     Transitional Small Business Disclosure Format (check one)      Yes   x  No
                                                               ----     ----

PART I    FINANCIAL INFORMATION
          ---------------------

ITEM 1.  FINANCIAL STATEMENTS

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)

                                                         March 31, 1997   December 31, 1996
                                                         --------------   -----------------
                                                               (dollars in thousands)
ASSETS
Cash and cash equivalents
  Cash and due from banks                                      $ 12,690            $ 13,692
  Federal funds sold                                              7,200               8,300
                                                         --------------   -----------------
     Total cash and cash equivalents                             19,890              21,992
Interest-bearing deposits in banks                                3,000               3,000
Securities available-for-sale, at
  fair value (amortized cost,
  $108,780 and $94,298                                          108,768              94,824
Loans receivable, net of allowance
  for loan losses of $1,546 and $1,266                          107,388             108,611
Other real estate owned, net                                        650               1,310
Bank premises and equipment, net                                  2,436               2,452
Other assets                                                      4,176               3,599
                                                         --------------   -----------------
     TOTAL                                                     $246,308            $235,788
                                                         ==============   =================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Demand deposits                                              $ 53,183            $ 50,840
  Time and savings deposits                                     159,545             155,244
                                                         --------------   -----------------
     Total deposits                                             212,728             206,084
  Securities sold under repurchase agreements                    14,170              10,466
  Other liabilities                                               1,397                 920
  Note payable                                                    1,000               1,000
                                                         --------------   -----------------
     Total liabilities                                          229,295             218,470
                                                         --------------   -----------------
SHAREHOLDERS' EQUITY
Preferred stock - $1 par value; 1,000,000 authorized;
  none issued
Common stock - $1 par value; 1,000,000 authorized;
  637,160 shares issued and outstanding                             637                 637
Capital surplus                                                   4,329               4,329
Retained earnings                                                12,055              12,005
Unrealized gain (loss) on available-for-sale
  securities, net of taxes of ($4) and $179                          (8)                347
                                                         --------------   -----------------
     Total shareholders' equity                                  17,013              17,318
                                                         --------------   -----------------
     TOTAL                                                     $246,308            $235,788
                                                         ==============   =================

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
             THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                  (UNAUDITED)

                                                                      Three Months Ended March 31,
                                                              ---------------------------------------------
                                                                       1997                   1996
                                                              ---------------------------------------------
                                                              (dollars in thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                                                  $2,452                 $2,240
  U.S. treasury securities                                                       317                    347
  Obligations of U.S. government agencies and corporations                       977                    865
  Obligations of states and political subdivisions                               216                    149
  Bank balances and other securities purchased
    under agreements to resell                                                   204                    295
                                                                         -----------             ----------
     Total interest income                                                     4,166                  3,896
                                                                         -----------             ----------
INTEREST EXPENSE
  Time certificates over $100,000                                                175                    160
  Other savings and time deposits                                              1,076                  1,178
  Securities sold under repurchase agreements                                    141                      -
  Note payable                                                                    13                     13
                                                                         -----------             ----------
     Total interest expense                                                    1,405                  1,351
                                                                         -----------             ----------
NET INTEREST INCOME                                                            2,761                  2,545
PROVISION FOR LOAN LOSSES                                                        425                     50
                                                                         -----------             ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                              2,336                  2,495
                                                                         -----------             ----------
NONINTEREST INCOME
  Service charges on deposit and checking accounts                               661                    505
  Gain on sale of securities                                                       -                     41
  Other operating income                                                           4                     29
                                                                         -----------             ----------
     Total noninterest income                                                    665                    575
                                                                         -----------             ----------
NONINTEREST EXPENSE
  Salaries and employee benefits                                               1,414                  1,454
  Occupancy                                                                      172                    171
  Furniture and equipment                                                        167                    130
  Data processing                                                                149                    133
  Other                                                                          771                    633
                                                                         -----------             ----------
     Total noninterest expense                                                 2,673                  2,521
                                                                         -----------             ----------
INCOME BEFORE INCOME TAXES                                                       328                    549
PROVISION FOR INCOME TAXES                                                        88                    176
                                                                         -----------             ----------
NET INCOME                                                                    $  240                 $  373
                                                                         ===========             ==========
NET INCOME PER COMMON SHARE                                                    $0.38                  $0.59
                                                                         ===========             ==========

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)

                                                                Three Months Ended March 31
                                                                ---------------------------
                                                                    1997           1996
                                                                ---------------------------
                                                                  (dollars in thousands)
OPERATING ACTIVITIES
Net income                                                          $    240       $    373
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                          162             76
  Amortization of premiums                                               221            145
  Loss on sale of other real estate owned                                 12              -
  (Gain) on sale of securities available-for-sale                          -            (41)
  Provision for losses on other real estate owned                         33              -
  Provision for loan losses                                              425             50
  Decrease (increase) in other assets                                   (645)           201
  Increase in accrued expenses and other liabilities                     287            128
                                                                ------------   ------------
          Net cash provided by operating activities                      735            932
                                                                ------------   ------------
INVESTING ACTIVITIES
Net (increase) decrease in loans                                         839           (788)
Additions to bank premises and equipment                                 (91)           (93)
Net proceeds on sale of other real estate owned                          615              -
Proceeds from sale of securities available-for-sale                        -          8,040
Proceeds from maturities of securities available-for-sale              2,000         11,632
Purchase of securities available-for-sale                            (18,679)       (24,697)
Principal collected on securities available-for-sale                   2,131          1,163
                                                                ------------   ------------
             Net cash used in investing activities                   (13,185)        (4,743)
                                                                ------------   ------------
FINANCING ACTIVITIES
Net increase in deposits                                               6,644          3,546
Net increase in securities sold under repurchase agreements            3,704             99
                                                                ------------   ------------
             Net cash provided by financing activities                10,348          3,645
                                                                ------------   ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                 (2,102)          (166)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        21,992         34,886
                                                                ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 19,890       $ 34,720
                                                                ============   ============
Supplemental disclosures of cash flow information
Cash paid during the year for
  Interest                                                          $  1,343       $  1,300
  Taxes                                                             $    110       $    176

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consistently, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes.

Note B  ACCOUNTING CHANGES

Effective January 1,1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, except for the provisions that were delayed by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of Certain Provisions of FASB Statement No. 125, an Amendment of FASB Statement No.
125. The adoption of this new accounting standard did not have a material impact on the financial statements of the Company.

Note C  NEW ACCOUNTING PRONOUNCEMENT

In March 1997, the Financial Accounting standards Board issued SFAS No. 128, Earnings Per Share ("EPS"), which simplifies the standards for computing EPS previously found in Accounting Board Principals Opinion No. 15, Earnings Per Share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. If SFAS No. 128 had been effective for the three months ended March 31, 1997 and 1996, earnings per share would have been presented as follows:

                                    Three Months Ended March 31,

                                        1997           1996
                                       -----          -----
Net income per common share            $0.38          $0.59

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1997 (DOLLARS IN THOUSANDS)

     Forward looking statements. This discussion contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statement. The Company does not undertake to update any forward looking statement to reflect occurrences or events which may not have been anticipated as of the date of such statements.

Overview

     IBW Financial Corporation's net income for the first quarter of 1997 totaled $240, a decrease of $133, or 35.7% from the comparable period of 1996. This decrease is primarily attributed to an increase of $375 in the provision for loan losses, an increase of $152 in noninterest expenses, offset by an increase in net interest income of $216 and an increase of $90 in noninterest income. Return on average assets (ROAA), and return on average shareholder's equity (ROAE) through the first quarters of 1997 and 1996 were .40% and 5.61%,
 .66% and 9.27%, respectively.


NET INTEREST INCOME

     Net interest income increased $216, or 8.5% over 1996 comparable period. Interest on loans increased by $212, or 9.5%, reflecting higher levels of loans. Interest on securities increased $149, or 10.9%, reflecting higher levels of mortgage backed securities, and obligations of states and political subdivisions, and lower levels of U.S. Treasury securities. Interest on federal funds sold and other declined $120, or 43.2%, from the 1996 comparable period. Interest expense increased $54, or 4%, attributed primarily to a higher volume of repurchase agreements which were initiated late in the first quarter of 1996. Interest expense related to deposits declined $87, while interest expense related to repurchase agreements increased $141. On a tax-equivalent basis, net interest income for the three months ended March 31, 1997 increased $249, or 9.5%, over the comparable period in 1996. The increase was primarily attributable to an increase in average interest-earning assets, an increase in the net interest spread and partially offset by an increase in average interest-bearing liabilities. Average interest-earning assets increased by $12.9 million, or 6.2%, comprised principally of growth in loans of $15.2 million and nontaxable securities of $4.4 million, partially offset by a decrease in the level of federal funds sold of $9.5 million.

     The interest rate spread increased 5.7% from 4.23% for March 1996 to 4.47% for March 1997. This increase is primarily attributed to an increase in the average rate earned on interest-earning assets, except for loans, and a general decrease in the rate paid for interest-bearing liabilities, partially offset by the decrease in the average rate on loans.

     Interest-bearing liabilities increased $9.1 million, or 5.7%, due to an increase in time deposits and borrowings, partially offset by a decrease in interest-bearing demand and savings deposits. Borrowings (comprised of repurchase agreements and the note payable) increased $12.7 million.

PROVISION FOR LOAN LOSSES

     The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. The provision for loan losses increased $375 in the first quarter of 1997, to $425, from $50 for the three months ended March 31, 1996. The increase in the provision for loan losses is attributable primarily to the increase in nonaccrual loans of $538 to $2.5 million from $2.0 million at year-end 1996. The increase in nonaccrual loans primarily results from four one-to-four family residential mortgage loans having an aggregate balance of $483. Overall nonperforming assets decreased $419 thousand during the first quarter 1997 compared to year-end 1996 due principally to the disposal of a large OREO with a net carrying cost of $460.

NONINTEREST INCOME

     Noninterest income increased $90, or 15.6%, to $665 for March 1997 compared to $575 for March 1996. The increase is attributed to service charges on deposit and checking accounts which increased $156. There were no security gains during the first quarter of 1997 compared to securities gains of $41 during the first quarter of 1996.

NONINTEREST EXPENSE

     Noninterest expense for the first quarter of 1997 increased $152, or 6%, over comparable period of 1996. This increase is attributed primarily to an increase of $138 in other expenses, an increase of $37 in furniture and equipment expenses, and an increase of $16 in data processing costs, partially offset by a $40 decrease in salaries and benefits. The increase in other expenses were principally attributed to an increase of $64 in professional service fees, an increase of $46 in other real estate owned related expenses, and an increase of $44 in postage, stationery, and advertising expenses. These other expenses were offset partially by a decrease in FDIC assessment expenses of $48 during the first quarter of 1997. The decrease in salaries and benefits was attributed largely to the reduction in pension cost of $63 compared to the first quarter of 1996, resulting from the planned termination of the Company's defined benefit pension plan. The company subsequently implemented a 401(k) plan during the second quarter of 1997.

PROVISION FOR INCOME TAXES

     The provision for income taxes for the first quarter of 1997 decreased $88 to $88, or 50%, from the comparable period of 1996, due primarily to lower earnings and an increase in tax-exempt income.

FINANCIAL OVERVIEW

     Total assets increased $10.5 million, or 4.5%, from December 31, 1996 to March 31, 1997, mainly due to an increase in securities of $13.9 million, partially offset by a decrease in cash and cash equivalents of $2.1 million, loans of $1.2 million, and other real estate owned of $660. The increase in assets was primarily funded by deposit growth of $6.6 million and repurchase agreements growth of $3.7 million. Total shareholders' equity decreased $305 due primarily to the decrease in the unrealized gain (loss) on available-for-sale securities going from a gain of $347 at year-end 1996 to a loss of $8 at March 31, 1997. Retained earnings increased $50 as $190 in dividends were declared during the first quarter of 1997.

     The carrying value of the Company's securities portfolio increased 14.7% from $94.8 million at December 31, 1996 to $108.7 million at March 31, 1997. This growth was centered specifically in mortgage-backed securities as these type of securities have increased from $50.4 million to $64.3 million. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 3.19 years at March 31, 1997 compared to 2.73 years at December 31, 1996. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of management's ongoing analysis. There are no issuers of securities held by the Company the securities of which have a book value in excess of 10% of shareholders' equity.

     The allowance for loan losses was $1.5 million at March 31, 1997 compared to $1.3 million at December 31, 1996. The increase in the level of the allowance for loan losses as a percentage of ending loans reflects the increase in nonaccrual loans. The ratio of allowance for possible loan losses to total loans increased to 1.42% at March 31, 1997 from 1.15% at year-end 1996. At March 31, 1997, non-performing assets to total assets decreased to 1.69% compared to 1.94 % at December 31, 1996.

             AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS/(1)/


                                        Three Months Ended                 Three Months Ended                 Year Ended
                                          March 31, 1997                     March 31, 1996               December 31, 1996
                                  ------------------------------------------------------------------------------------------
                                                        Amount                         Amount                        Amount
                                    Average   Average   Paid or  Average    Average   Paid or   Average   Average   Paid or
                                    Balance     Rate    Earned   Balance     Rate      Earned   Balance     Rate     Earned
                                  ------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
ASSETS
Loans, net                          $107,407     9.26%   $2,452  $ 92,176      9.75%    $2,240  $ 99,879     9.41%   $ 9,401
Taxable securities                    83,341     6.29%    1,293    83,523      5.90%     1,228    86,305     6.06%     5,232
Non-taxable securities/(2)/           15,982     8.30%      327    11,562      7.84%       226    12,747     8.31%     1,059
Federal funds sold                    11,529     5.56%      158    21,013      5.31%       278    11,279     5.51%       622
Interest-bearing deposits held         3,000     6.35%       47        95      4.22%         1     1,661     6.44%       107
                                  ------------------------------------------------------------------------------------------
Total interest-earning assets        221,259     7.84%    4,277   208,369      7.65%     3,973   211,871     7.75%    16,421
Cash and due from banks               11,484                       11,367                         10,841
Bank premises and
  equipment, net                       2,464                        2,385                          2,424
Other assets                           5,258                        4,693                          5,423
                                    --------                     --------                       --------
Total assets                        $240,465                     $226,814                       $230,559
                                    ========                     ========                       ========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing demand deposits    $ 29,307     1.98%   $  142  $ 30,875      2.40%    $  185  $ 30,718     2.10%       644
Savings deposits                      68,336     2.76%      465    75,733      3.00%       566    72,856     2.87%     2,087
Time deposits                         58,018     4.50%      644    52,623      4.47%       587    55,548     4.44%     2,468
                                  ------------------------------------------------------------------------------------------
Total interest-bearing deposits      155,661     3.26%    1,251   159,231      3.41%     1,338   159,122     3.27%     5,199
Borrowed funds                         1,000     5.27%       13     1,000      5.21%        13     1,000     5.30%        53
Repurchase agreements                 12,695     4.50%      141        30      5.35%         -     3,376     4.53%       153
                                  ------------------------------------------------------------------------------------------
Total interest-bearing deposits      169,356     3.37%    1,405   160,261      3.42%     1,351   163,498     3.31%     5,405
Noninterest-bearing liabilities       52,117                       49,024                         48,930
Other liabilities                      1,878                        1,439                          1,841
Shareholders' equity                  17,114                       16,090                         16,290
                                    --------                     --------                       --------
Total liabilities and
  shareholders' equity              $240,465                     $226,814                       $230,559
                                    ========                     ========                       ========
NET INTEREST INCOME AND NET
YIELD ON INTEREST-EARNING ASSETS
Net interest income                                      $2,871                         $2,622                       $11,016
                                                        =======                       ========                      ========
Interest rate spread                             4.47%                         4.23%                         4.44%
Net yield on average interest-
  earning assets                                 5.26%                         5.05%                         5.20%
Average interest-earning assets                                                                            129.58%
  to average interest-bearing
  liabilities                                  130.65%                       130.02%

(1) Yields on securities have been computed based upon the historical cost of such securities. Nonaccruing loans are included in average balances.

(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $4,166 and $2,761 for March 31, 1997, $3,896 and $1,351 for March 31, 1996 and $16,061 and
     $10,656 for 1996.

                       LOAN LOSS AND RECOVERY EXPERIENCE

                                                 -------------------------------------
                                                 Three Months Ended      Year Ended
                                                   March 31, 1997     December 31,1996
                                                 -------------------------------------
                                                         (dollars in thousands)
Total outstanding loans at year end                    $109,059                $110,242
Average amount of loans outstanding                     108,550                 100,950
Allowance for loan losses
  at beginning of year                                    1,266                   1,177
Loans charged off:
  Commercial                                                 78                     637
  Real estate mortgage                                       34                      52
  Installment loans to individuals                           52                      69
                                                 --------------------------------------
Total charge-offs                                           164                     758
                                                 --------------------------------------
Recoveries of loans previously charged-off:
  Commercial                                                 17                     286
  Real estate mortgage                                        -                      25
  Installment loans to individuals                            2                      26
                                                 --------------------------------------
Total recoveries                                             19                     337
                                                 --------------------------------------
Net charge-offs                                             145                     421
Additions to allowance charged to
 operations                                                 425                     510

                                                 --------------------------------------
Allowance for loan losses at end of year               $  1,546                $  1,266
                                                 ======================================
Ratio of net charge-offs during year
  to average outstanding loans during year                 0.53%                   0.42%
Ratio of allowance for possible loan
  losses at year end to total loans                        1.42%                   1.15%

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                             March 31, 1997  Percent   December 31, 1996  Percent
                             ----------------------------------------------------
                                            (dollars in thousands)
Commercial                     $1,351        87.39%           $1,075        84.91%
Real estate mortgage/(1)/         110         7.12%               89         7.03%
Consumer                           65         4.20%               92         7.27%
Unallocated                        20         1.29%               10         0.79%
                             ----------------------------------------------------
Total                          $1,546       100.00%           $1,266       100.00%
                             ====================================================


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

     Although management believes that it uses the best information available to make such determinations that the allowance for loan losses is adequate as of the dates shown, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. Any downturn in the real estate market or general economic conditions in the Washington, DC metropolitan area could result in the Company experiencing increased levels of non-performing assets and charge-offs, significant provisions for loan losses, and significant reductions in net income. Additionally, various regulatory agencies periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. In light of the foregoing, there can be no assurance that management's determinations as to the future adequacy of the allowance for loan losses will prove accurate, or that additional provisions or charge-offs will not be required.

     The following table sets forth information concerning non-performing assets.

                             NON-PERFORMING ASSETS

                                         March 31, 1997   December 31, 1996
                                         ----------------------------------
                                               (dollars in thousands)
Non-accrual loans/(1)/                        $2,544                 $2,006
Loans past due 90 days or more
  and still accruing                             970                  1,267
Foreclosed properties                            650                  1,310
                                              ------                 ------
Total                                         $4,164                 $4,583
                                         ==================================
Non-performing assets to gross loans            3.80%                  4.11%
  and foreclosed properties at period
  end
Non-performing assets to total                  1.69%                  1.94%
  assets at period end

1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the three months ended March 31, 1997 and the year ended December 31, 1996 for non-accrual loans at March 31, 1997 and December 31, 1996 had the loans been current in accordance with their original terms was $62 and $101, respectively.

2. The Bank charges loans against the allowance for loan losses when it determines that principal and interest or portions thereof become uncollectible. This is determined through an analysis of each individual credit, including the financial condition and repayment capacity of the borrower, and of the sufficiency of the collateral, if any.


     At March 31, 1997, there were $7,273 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. Included in the total are twenty-three loans, totalling $5,061 fully collateralized by real estate, four of which represent $3,280 of the total. The remaining $2,212 consists of twenty-three commercial loans, none in excess of $500, secured primarily by accounts receivable and various business equipment.

PART II   OTHER INFORMATION
          -----------------

ITEM 1    LEGAL PROCEEDINGS

             None.

ITEM 2    CHANGES IN SECURITIES

             None.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5.   OTHER INFORMATION

             None.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               (11)   Statement Regarding Computation of Per Share Earnings

               (27)   Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         IBW FINANCIAL CORPORATION



May 13, 1997                        /s/ B. Doyle Mitchell, Jr.
    --                              ---------------------------------
                                    B. Doyle Mitchell, Jr., President


May 13, 1997                        /s/ Thomas A Wilson
    --                              ------------------------------------------
                                    Thomas A. Wilson, Senior Vice President
                                     and Chief Financial and Accounting Officer

                                 EXHIBIT INDEX


Exhibit No.  Description
-----------  -----------

  11         Statement regarding Computation of Per Share Earnings


  27         Financial Data Schedule