Form 10QSB
period 1997-06-30
IBW FINANCIAL CORP
filed 1997-08-14
CIK 1013274

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

 X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
---   of 1934
      For the Quarterly Period ended June 30, 1997
                                     -------------

      Transition report under Section 13 or 15(d) of the Exchange Act
---   For the transition period from     to
                                     ----  ----
      Commission file number 0-28360
                            --------

                           IBW Financial Corporation
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

       District of Columbia                              52-1943477
 ---------------------------------         ------------------------------------
 (State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

     4812 Georgia Avenue, NW, Washington, DC                20011
     ----------------------------------------             ----------
     (Address of Principal Executive Offices)             (Zip Code)

                                (202) 722-2000
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                                      N/A
             -----------------------------------------------------
             (Former Name, Former Address, and Former Fiscal Year,
                         If Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file reports), and (2) has
been subject to such filing requirements for the past 90 days.   X  Yes     No
                                                                ---     ---

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 31, 1997, there were 637,160 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

     Transitional Small Business Disclosure Format (check one)     Yes    X  No
                                                               ---       ---

PART I    FINANCIAL INFORMATION
          ---------------------

ITEM 1.  FINANCIAL STATEMENTS

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)

                                                         June 30, 1997      December 31, 1996
                                                         -------------      -----------------
                                                               (dollars in thousands)
ASSETS
Cash and cash equivalents
  Cash and due from banks                                     $ 11,751               $ 13,692
  Federal funds sold                                             3,600                  8,300
                                                         -------------      -----------------
     Total cash and cash equivalents                            15,351                 21,992
Interest-bearing deposits in banks                               3,000                  3,000
Securities available-for-sale, at
  fair value (amortized cost,
  $106,961 and $94,298)                                        107,817                 94,824
Trading Securities                                               2,146                     --
Loans receivable, net of allowance
  for loan losses of $1,807 and $1,266                         109,047                108,611
Other real estate owned, net                                       816                  1,310
Bank premises and equipment, net                                 2,466                  2,452
Other assets                                                     3,696                  3,599
                                                         -------------      -----------------
     TOTAL                                                    $244,339               $235,788
                                                         =============      =================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Demand deposits                                             $ 50,015               $ 50,840
  Time and savings deposits                                    157,086                155,244
                                                         -------------      -----------------
     Total deposits                                            207,101                206,084
  Securities sold under repurchase agreements                   16,709                 10,466
  Other liabilities                                              1,552                    920
  Note payable                                                   1,000                  1,000
                                                         -------------      -----------------
     Total liabilities                                         226,362                218,470
                                                         -------------      -----------------
SHAREHOLDERS' EQUITY
Preferred stock - $1 par value; 1,000,000 authorized;
  none issued
Common stock - $1 par value; 1,000,000 authorized;
  637,160 shares issued and outstanding                            637                    637
Capital surplus                                                  4,329                  4,329
Retained earnings                                               12,446                 12,005
Unrealized gain on available-for-sale securities,
  net of taxes of $291 and $179                                    565                    347
                                                         -------------      -----------------
     Total shareholders' equity                                 17,977                 17,318
                                                         -------------      -----------------
     TOTAL                                                    $244,339               $235,788
                                                         =============      =================

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
               SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                  (UNAUDITED)

                                                                             Six Months Ended June 30,
                                                                       ------------------------------------
                                                                           1997                    1996
                                                                       -------------          -------------
                                                                    (dollars in thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                                                  $5,057                 $4,512
  U.S. treasury securities                                                       532                    782
  Obligations of U.S. government agencies and corporations                     2,207                  1,745
  Obligations of states and political subdivisions                               447                    309
  Bank balances and other securities purchased
    under agreements to resell                                                   302                    496
                                                                       -------------          -------------
     Total interest income                                                     8,545                  7,844
                                                                       -------------          -------------
INTEREST EXPENSE
  Time certificates over $100,000                                                363                    328
  Other savings and time deposits                                              2,168                  2,331
  Securities sold under repurchase agreements                                    312                      5
  Note payable                                                                    27                     27
                                                                       -------------          -------------
     Total interest expense                                                    2,870                  2,691
                                                                       -------------          -------------
NET INTEREST INCOME                                                            5,675                  5,153
PROVISION FOR LOAN LOSSES                                                        735                    150
                                                                       -------------          -------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                              4,940                  5,003
                                                                       -------------          -------------
NONINTEREST INCOME
  Service charges on deposit and checking accounts                             1,409                  1,026
  Gain on sale of trading securities                                              22                      -
  Gain on sale of available-for-sale securities                                    -                     62
  Other operating income                                                          73                    104
                                                                       -------------          -------------
     Total noninterest income                                                  1,504                  1,192
                                                                       -------------          -------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                               3,014                  3,127
  Occupancy                                                                      341                    347
  Furniture and equipment                                                        288                    270
  Data processing                                                                298                    258
  Other                                                                        1,648                  1,315
                                                                       -------------          -------------
     Total noninterest expense                                                 5,589                  5,317
                                                                       -------------          -------------
INCOME BEFORE INCOME TAXES                                                       855                    878
PROVISION FOR INCOME TAXES                                                       225                    230
                                                                       -------------          -------------
NET INCOME                                                                    $  630                 $  648
                                                                       =============          =============
NET INCOME PER COMMON SHARE                                                    $0.99                  $1.02
                                                                       =============          =============

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                 QUARTER ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                  (UNAUDITED)

                                                                                 Quarter Ended June 30,
                                                                               ----------------------------
                                                                                  1997              1996
                                                                               ----------        ----------
                                                                       (dollars in thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                                                       $2,605            $2,272
  U.S. treasury securities                                                            215               435
  Obligations of U.S. government agencies and corporations                          1,230               880
  Obligations of states and political subdivisions                                    231               160
  Bank balances and other securities purchased
    under agreements to resell                                                         98               201
                                                                               ----------        ----------
     Total interest income                                                          4,379             3,948
                                                                               ----------        ----------
INTEREST EXPENSE
  Time certificates over $100,000                                                     188               168
  Other savings and time deposits                                                   1,092             1,153
  Securities sold under repurchase agreements                                         171                 5
  Note payable                                                                         14                14
                                                                               ----------        ----------
     Total interest expense                                                         1,465             1,340
                                                                                ----------        ---------
NET INTEREST INCOME                                                                 2,914             2,608
PROVISION FOR LOAN LOSSES                                                             310               100
                                                                               ----------        ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                 2,604             2,508
                                                                               ----------        ----------
NONINTEREST INCOME
  Service charges on deposit and checking accounts                                    748               521
  Gain on sale of trading securities                                                   22                 -
  Gain on sale of available-for-sale securities                                         -                21
                                                                               ----------        ----------
  Other operating income                                                               69                75
                                                                               ----------        ----------
     Total noninterest income                                                         839               617
                                                                               ----------        ----------
NONINTEREST EXPENSE
  Salaries and employee benefits                                                    1,600             1,673
  Occupancy                                                                           169               176
  Furniture and equipment                                                             121               140
  Data processing                                                                     149               125
  Other                                                                               877               682
                                                                               ----------        ----------
     Total noninterest expense                                                      2,916             2,796
                                                                               ----------        ----------
INCOME BEFORE INCOME TAXES                                                            527               329
PROVISION FOR INCOME TAXES                                                            137                54
                                                                               ----------        ----------
NET INCOME                                                                         $  390            $  275
                                                                               ==========        ==========
NET INCOME PER COMMON SHARE                                                        $ 0.61            $ 0.43
                                                                               ==========        ==========

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                    Six Months Ended June 30
                                                                    ------------------------
                                                                       1997          1996
                                                                    ----------   -----------
                                                                     (dollars in thousands)
OPERATING ACTIVITIES
Net income                                                            $    630      $    648
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                            277           159
  Amortization of premiums and accretion of discounts, net                 441           312
  Other gains and losses, net                                              (48)            -
  Interest capitalized on securities                                      (462)            -
  (Gain) on sale of securities available-for-sale                            -           (62)
  Proceeds from sale of trading securities                               1,018             -
  Provision for losses on other real estate owned                           33             -
  Provision for loan losses                                                735           150
  Decrease (increase) in other assets                                     (316)          290
  Increase (decrease) in accrued expenses and other liabilities            632          (197)
                                                                    ----------   -----------
          Net cash provided by operating activities                      2,940         1,300
                                                                    ----------   -----------
INVESTING ACTIVITIES
  Net increase in loans                                                  4,913        (5,849)
  Proceeds from sale of loans                                              476             -
  Additions to bank premises and equipment                                (182)         (230)
  Net proceeds on sale of other real estate owned                          717             -
  Proceeds from sale of securities available-for-sale                        -        14,043
  Proceeds from maturities of securities available-for-sale              3,500        15,732
  Purchase of securities available-for-sale                            (21,201)      (53,981)
  Principal collected on securities available-for-sale                   4,953         3,111
                                                                    ----------   -----------
             Net cash used in investing activities                     (16,650)      (27,174)
                                                                    ----------   -----------
FINANCING ACTIVITIES
  Dividends paid                                                          (191)         (191)
  Net increase in deposits                                               1,017         4,388
  Net increase in securities sold under repurchase agreements            6,243         2,628
                                                                    ----------   -----------
             Net cash provided by financing activities                   7,069         6,825
                                                                    ----------   -----------
DECREASE IN CASH AND CASH EQUIVALENTS                                   (6,641)      (19,049)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          21,992        34,886
                                                                    ----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 15,351      $ 15,837
                                                                    ==========   ===========
Supplemental disclosures of cash flow information
Cash paid during the year for
  Interest                                                            $  2,259      $  2,645
  Taxes                                                                    110           230
Non-Cash Transactions:
  Transfers of loans to Other real estate owned                       $    268      $    222
  Securitization of mortgage loans                                       3,102             -

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consistently, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

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

Note C  NEW ACCOUNTING PRONOUNCEMENT

In March 1997, the Financial Accounting standards Board issued SFAS No. 128, Earnings Per Share ("EPS"), which simplifies the standards for computing EPS previously found in Accounting Board Principals Opinion No. 15, Earnings Per Share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. If SFAS No. 128 had been effective for the six months ended June 30, 1997 and 1996, earnings per share would have been presented as follows:

                                   Six Months Ended June 30,
                                       1997         1996
                                      -----        -----
Net income per common share           $0.99        $1.02

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 1997 (DOLLARS IN THOUSANDS)

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

Overview

          IBW Financial Corporation's net income for the first half of 1997 totaled $630, a decrease of $18, or 2.8% from the comparable period of 1996. This decrease is primarily attributed to an increase of $585 in the provision for loan losses, an increase of $272 in noninterest expenses, offset by an increase in net interest income of $522 and an increase of $312 in noninterest income. Return on average assets (ROAA), and return on average shareholder's equity (ROAE) through the first half of 1997 and 1996 were .52% and 7.28%, .57% and 7.98%, respectively.


NET INTEREST INCOME

          Net interest income increased $522, or 10.1% over 1996 comparable period. Interest on loans increased by $545, or 12.1%, reflecting higher levels of loans. Interest on securities increased $350, or 12.3%, reflecting higher levels of mortgage backed securities, and obligations of states and political subdivisions, and lower levels of U.S. Treasury securities. Interest on federal funds sold and other interest earning assets declined $194, or 39.1%, from the 1996 comparable period, reflecting lower levels of federal funds sold. Interest expense increased $179, or 6.7%, attributed primarily to a higher volume of repurchase agreements which were initiated late in the first quarter of 1996. Interest expense related to deposits declined $128, while interest expense related to repurchase agreements increased $307. On a tax-equivalent basis, net interest income for the six months ended June 30, 1997 increased $594, or 11.2%, over the comparable period in 1996. The increase was primarily attributable to an increase in average interest-earning assets, an increase in the net interest spread and partially offset by an increase in average interest-bearing liabilities. Average interest-earning assets increased by $13.3 million, or 6.3%, comprised principally of growth in loans of $14.4 million and nontaxable securities of $4.7 million, partially offset by a decrease in the level of federal funds sold of $9.1 million.

          The interest average rate spread increased .24% from 4.30% for June 1996 to 4.54% for June 1997. This increase is primarily attributed to an increase in the average rate earned on interest-earning assets, except for loans, partially offset by the decrease in the average rate on loans.

          Average interest-bearing liabilities increased $10.5 million, or 6.5%, due to an increase in time deposits and borrowings, partially offset by a decrease in average interest-bearing demand and savings deposits. Average borrowings (comprised of repurchase agreements and the note payable) increased $13.4 million.

PROVISION FOR LOAN LOSSES


          The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. The provision for loan losses increased $585 in the first half of 1997, to $735, from $150 for the six months ended June 30, 1996. The increase in the provision for loan losses is attributable primarily to the continued large level of nonperforming assets and loans with possible credit problems. Overall, nonperforming assets declined to $4.0 million compared to $4.6 million at year end 1996, due principally to the disposal of a large OREO with a net carrying cost of $460. Nonperforming assets to gross loans and foreclosed properties and nonperforming assets to total assets declined from 4.1% and 1.9%, respectively at year-end 1996 to 3.6% and 1.6%, respectively at June 30, 1997.

NONINTEREST INCOME

          Noninterest income increased $312, or 26.2%, to $1,504 for June 1997 compared to $1,192 for June 1996. The increase is attributed to service charges on deposit and checking accounts which increased $383. Gain on the sale of trading securities totaled $22 for the first half of 1997. Additionally, $64 in unrealized gains on trading securities were recognized during the second quarter. Gain on the sale of securities was $62 during the first half of 1996.

NONINTEREST EXPENSE

          Noninterest expense for the first half of 1997 increased $272, or 5.1%, over comparable period of 1996. This increase is attributed primarily to an increase of $333 in other expenses, an increase of $18 in furniture and equipment expenses, and an increase of $40 in data processing costs, partially offset by a $113 decrease in salaries and benefits. The increase in other expenses were principally attributed to an increase of $142 in professional service fees, an increase of $105 in advertising expenses, and an increase of $123 in loan collection expenses including a $33 increase in provision for OREO. The decrease in salaries and benefits was attributed largely to the reduction in pension cost of $298 compared to the first half of 1996, resulting from the planned termination of the Company's defined benefit pension plan during the second quarter of 1996. The company subsequently implemented a 401(k) plan during the second quarter of 1997.

PROVISION FOR INCOME TAXES

          The provision for income taxes for the first half of 1997 decreased $5 to $225, or 2.2%, from the comparable period of 1996, due primarily to lower earnings and an increase in tax-exempt income.

FINANCIAL OVERVIEW

          Total assets increased $8.6 million, or 3.6%, from December 31, 1996 to June 30, 1997, mainly due to an increase in securities of $15.1 million, partially offset by a decrease in cash and cash equivalents of $6.6 million, and other real estate owned of $494. The increase in assets was primarily funded by deposit growth of $1.0 million and repurchase agreements growth of $6.2 million. Total shareholders' equity increased $659 due primarily to the in increase retained earnings of $441 and an increase in the unrealized gain (loss) on available-for-sale securities going from a gain of $347 at year-end 1996 to a gain of $565 at June 30, 1997. Dividends of $191 were paid during the second quarter of 1997.

          The carrying value of the Company's securities portfolio increased 16.0% from $94.8 million at December 31, 1996 to $110 million at June 30, 1997. This growth was centered specifically in mortgage-backed securities, which increased from $50.4 million to $60.5 million. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 2.95 years at June 30, 1997 compared to 2.73 years at December 31, 1996. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-

Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of management's ongoing analysis. There are no issuers of securities held by the Company the securities of which have a book value in excess of 10% of shareholders' equity.

          The allowance for loan losses was $1.8 million at June 30, 1997 compared to $1.3 million at December 31, 1996. The ratio of allowance for possible loan losses to total loans increased to 1.65% at June 30, 1997 from 1.15% at year-end 1996. The increase in the level of the allowance for loan losses as a percentage of ending loans reflects the increase in potential problem loans. At June 30, 1997, non-performing assets to total assets decreased to 1.63% compared to 1.94% at December 31, 1996.

            AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS/(1)/

                                    -------------------------------------------------------------------------------------
                                         Six Months Ended               Six Months Ended              Year Ended
                                           June 30, 1997                 June 30, 1996             December 31, 1996
                                    ---------------------------  ---------------------------  ---------------------------
                                                        Amount                       Amount                        Amount
                                    Average   Average   Paid or  Average   Average   Paid or  Average   Average   Paid or
                                    Balance     Rate    Earned   Balance     Rate    Earned   Balance     Rate     Earned
                                    --------  -------   -------  -------   -------   -------  --------  -------   -------
                                                                    (dollars in thousands)
ASSETS

Loans, net                          $108,842    9.37%    $5,057  $ 94,485    9.63%    $4,512  $ 99,879    9.41%   $ 9,401

Taxable securities                    87,538    6.32%     2,744    86,833    5.97%      2570    86,305    6.06%     5,232

Non-taxable securities/(2)/           16,585    8.23%       677    11,840    7.97%       468    12,747    8.31%     1,059

Federal funds sold                     7,522    5.58%       208    16,608    5.37%       442    11,279    5.51%       622

Interest-bearing deposits held         3,000    5.98%        89       386    5.75%        11     1,661    6.44%       107
                                    --------  -------   -------  --------  -------   -------  --------   ------   -------
Total interest-earning assets        223,487    7.92%     8,775   210,152    7.68%     8,003   211,871    7.75%    16,421

Cash and due from banks               11,360                       10,804                       10,841

Bank premises and
  equipment, net                       2,462                        2,399                        2,424

Other assets                           4,990                        5,294                        5,423
                                    --------                     --------                     --------
Total assets                        $242,299                     $228,649                     $230,559
                                    ========                     ========                     ========
LIABILITIES AND
SHAREHOLDERS' EQUITY

Interest-bearing demand deposits    $ 29,204    1.98%    $  288  $ 31,237    2.22%    $  344  $ 30,718    2.10%       644

Savings deposits                      68,047    2.76%       930    75,188    2.97%     1,107    72,856    2.87%     2,087

Time deposits                         59,381    4.46%     1,313    52,052    4.59%     1,208    55,548    4.44%     2,468
                                    --------  -------   -------  --------  -------   -------  --------   ------   -------

Total interest-bearing deposits      156,632    3.26%     2,531   159,477    3.36%     2,659   159,122    3.27%     5,199

Borrowed funds                         1,000    5.44%        27     1,000    5.44%        27     1,000    5.30%        53

Repurchase agreements                 13,555    4.64%       312       199    5.07%         5     3,376    4.53%       153
                                    --------  -------   -------  --------  -------   -------  --------   ------   -------

Total interest-bearing deposits      171,187    3.38%     2,870   160,676    3.38%     2,691   163,498    3.31%     5,405

Noninterest-bearing liabilities       51,680                       49,903                       48,930

Other liabilities                      2,128                        1,836                        1,841

Shareholders' equity                  17,304                       16,234                       16,290
                                    --------                     --------                     --------
Total liabilities and
  shareholders' equity              $242,299                     $228,649                     $230,559
                                    ========                     ========                     ========
NET INTEREST INCOME AND NET
YIELD ON INTEREST-EARNING ASSETS

Net interest income                                      $5,905                       $5,311                      $11,016
                                                         ======                       ======                      =======
Interest rate spread                            4.54%                        4.30%                        4.44%

Net yield on average interest-                                                                            5.20%
  earning assets                                5.33%                        5.10%

Average interest-earning assets
  to average interest-bearing
  liabilities                                 130.55%                      130.79%                      129.58%

(1) Yields on securities have been computed based upon the historical cost of such securities. Nonaccruing loans are included in average balances.

(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $8,545 and $5,675 for June 30, 1997, $7,844 and $5,153 for June 30, 1996 and $16,061 and $10,656
     for 1996.

                       LOAN LOSS AND RECOVERY EXPERIENCE

                                                ------------------------------------
                                                 Six Months Ended      Year Ended
                                                   June 30, 1997    December 31,1996
                                                -----------------   ----------------
                                                        (dollars in thousands)
Total outstanding loans at period end                    $109,556            $110,242

Average amount of loans outstanding                       110,247             100,950

Allowance for loan losses
  at beginning of year                                      1,266               1,177

Loans charged off:

  Commercial                                                  169                 637

  Real estate mortgage                                         34                  52

  Installment loans to individuals                             52                  69
                                                         --------            --------
Total charge-offs                                             255                 758
                                                         --------            --------
Recoveries of loans previously charged-off:

  Commercial                                                   40                 286

  Real estate mortgage                                          -                  25

  Installment loans to individuals                             21                  26
                                                         --------            --------
Total recoveries                                               61                 337
                                                         --------            --------
Net charge-offs                                               194                 421

Additions to allowance charged to
 operations                                                   735                 510
                                                         --------            --------
Allowance for loan losses at end of year                 $  1,807            $  1,266
                                                         ========            ========
Ratio of net charge-offs during year
  to average outstanding loans during year                   0.35%               0.42%

Ratio of allowance for possible loan
  losses at  period to total loans                           1.65%               1.15%


                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                             ---------------------------------------------------
                             June 30, 1997  Percent   December 31, 1996  Percent
                             -------------  -------   -----------------  -------
                                           (dollars in thousands)
Commercial                          $1,552    85.89%             $1,075    84.91%

Real estate mortgage/(1)/              120     6.64%                 89     7.03%

Consumer                                75     4.15%                 92     7.27%

Unallocated                             60     3.32%                 10     0.79%
                             -------------  -------   -----------------  -------

Total                               $1,807   100.00%             $1,266   100.00%
                             =============  =======   =================  =======


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

                             NON-PERFORMING ASSETS

                                         ---------------------------------
                                         June 30, 1997   December 31, 1996
                                         -------------   -----------------
                                              (dollars in thousands)
Non-accrual loans/(1)/                          $1,851              $2,006

Loans past due 90 days or more
  and still accruing                             1,319               1,267

Foreclosed properties                              816               1,310
                                                ------              ------

Total                                           $3,986              $4,583
                                                ======              ======
Non-performing assets to gross loans
  and foreclosed properties at period
  end                                             3.57%               4.11%

Non-performing assets to total
  assets at period end                            1.63%               1.94%

1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the six months ended June 30, 1997 and the year ended December 31, 1996 for non-accrual loans at June 30, 1997 and December 31, 1996 had the loans been current in accordance with their original terms was $115 and $101, respectively.

2. The Bank charges loans against the allowance for loan losses when it determines that principal and interest or portions thereof become uncollectible. This is determined through an analysis of each individual credit, including the financial condition and repayment capacity of the borrower, and of the sufficiency of the collateral, if any.


     At June 30, 1997, there were $9,402 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. Included in the total are eighteen loans totalling $4,845 fully collateralized by real estate, four of which represent $3,136 of the total. The remaining $4,557 consists of fifteen commercial loans, three which represents $2,498, secured primarily by accounts receivable and various business equipment.

PART II   OTHER INFORMATION
          -----------------

ITEM 1  LEGAL PROCEEDINGS

          None.

ITEM 2  CHANGES IN SECURITIES

          None.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's annual meeting of shareholders held on April 22, 1997, the shareholders elected 10 persons as directors, to serve until the next annual meeting of shareholders and until their successors shall have been duly elected and qualified. The persons elected as director are: Clinton W. Chapman, Esquire, George H. Windsor, Esquire, Benjamin L. King, CPA, B. Doyle Mitchell, Jr., Massie S. Fleming, Cynthia T. Mitchell, Marjorie H. Parker, Ph.D., Margaret
B. Stewart, Robert L. White, Emerson A. Williams, M.D.

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

                                    IBW FINANCIAL CORPORATION



August  12, 1997                    /s/ B. Doyle Mitchell, Jr.
                                    -------------------------------------------
                                    B. Doyle Mitchell, Jr., President


August  12, 1997                    /s/ Thomas A Wilson, Jr.
                                    -------------------------------------------
                                    Thomas A. Wilson, Jr. Senior Vice President
                                    and Chief Financial and Accounting Officer

                                 EXHIBIT INDEX


Exhibit No.  Description
-----------  -----------

    11       Statement regarding Computation of Per Share Earnings

    27       Financial Data Schedule