Form 10QSB
period 1997-09-30
IBW FINANCIAL CORP
filed 1997-11-10
CIK 1013274

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

        x    Quarterly Report under Section 13 or 15(d) of the Securities
      -----  Exchange Act of 1934
     For the Quarterly Period ended September 30, 1997
                                    ------------------

           Transition report under Section 13 or 15(d) of the Exchange Act
     ----
     For the transition period from       to
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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 31, 1997, there were 668,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

     Transitional Small Business Disclosure Format (check one)     Yes  x  No
                                                               ---     ---

PART I    FINANCIAL INFORMATION
          ---------------------

ITEM 1.  FINANCIAL STATEMENTS

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                  (UNAUDITED)

                                                                  September 30, 1997  December 31, 1996
                                                                 -------------------  ------------------
                                                                           (dollars in thousands)
ASSETS
Cash and cash equivalents

  Cash and due from banks                                              $ 10,845           $ 13,692

  Federal funds sold                                                      6,900              8,300
                                                                       --------           --------
     Total cash and cash equivalents                                     17,745             21,992

Interest-bearing deposits in banks                                        3,000              3,000

Securities available-for-sale, at
  fair value (amortized cost,
  $105,508 and $94,298)                                                 106,644             94,824

Loans receivable, net of allowance
  for loan losses of $1,924 and $1,266                                  114,332            108,611

Other real estate owned, net                                                733              1,310

Bank premises and equipment, net                                          2,646              2,452

Other assets                                                              3,663              3,599
                                                                       --------           --------
     TOTAL                                                             $248,763           $235,788
                                                                       ========           ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

  Demand deposits                                                      $ 50,651           $ 50,840

  Time and savings deposits                                             153,975            155,244
                                                                       --------           --------
     Total deposits                                                     204,626            206,084

  Securities sold under repurchase agreements                            21,696             10,466

  Other liabilities                                                       1,598                920

  Note payable                                                            1,000              1,000
                                                                       --------           --------
     Total liabilities                                                  228,920            218,470

COMMITMENTS AND CONTINGENCIES                                                 -                  -
                                                                       --------           --------
SHAREHOLDERS' EQUITY
Preferred stock - $1 par value; 1,000,000 (500,000 voting
  and 500,000 non-voting) authorized; 20,000 Series A
  Non-Voting issued and outstanding,
  stated at liquidation value                                               500                  -

Common stock - $1 par value; 1,000,000 authorized;
  668,360 and 637,160 shares issued and outstanding                         668                637

Capital surplus                                                           5,058              4,329

Retained earnings                                                        12,867             12,005

Unrealized gain on available-for-sale securities,
  net of taxes of $386 and $179                                             750                347
                                                                       --------           --------
     Total shareholders' equity                                          19,843             17,318
                                                                       --------           --------
     TOTAL                                                             $248,763           $235,788
                                                                       ========           ========

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
          NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                                                 Nine Months Ended September 30,
                                                           -------------------------------------------
                                                                  1997                    1996
                                                           ---------------------    ------------------
                                                           (dollars in thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                                       $  7,757              $  6,911
  U.S. treasury securities                                              948                 1,172
  Obligations of U.S. government agencies and corporations            3,222                 2,746
  Obligations of states and political subdivisions                      668                   488
  Bank balances and other securities purchased
    under agreements to resell                                          411                   591
                                                                   --------              --------
     Total interest income                                           13,006                11,908
                                                                   --------              --------
INTEREST EXPENSE
  Time certificates over $100,000                                       560                   502
  Other savings and time deposits                                     3,247                 3,431
  Securities sold under repurchase agreements                           535                    47
  Note payable                                                           40                    40
                                                                   --------              --------
     Total interest expense                                           4,382                 4,020
                                                                   --------              --------
NET INTEREST INCOME                                                   8,624                 7,888
PROVISION FOR LOAN LOSSES                                               915                   300
                                                                   --------              --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                     7,709                 7,588
                                                                   --------              --------
NONINTEREST INCOME
  Service charges on deposit and checking accounts                    2,139                 1,649
  Gain on sale of trading securities                                     61                     -
  Gain on sale of available-for-sale securities                          49                   109
  Other operating income                                                105                   149
                                                                   --------              --------
     Total noninterest income                                         2,354                 1,907
                                                                   --------              --------
NONINTEREST EXPENSE
  Salaries and employee benefits                                      4,589                 4,505
  Occupancy                                                             527                   510
  Furniture and equipment                                               457                   415
  Data processing                                                       447                   372
  Other                                                               2,615                 2,331
                                                                   --------              --------
     Total noninterest expense                                        8,635                 8,133
                                                                   --------              --------
INCOME BEFORE INCOME TAXES                                            1,428                 1,362
PROVISION FOR INCOME TAXES                                              375                   345
                                                                   --------              --------
NET INCOME                                                         $  1,053              $  1,017
                                                                   ========              ========
NET INCOME PER COMMON SHARE                                           $1.65/1/              $1.60
                                                                   ========              ========
1  Based on weighted average common shares outstanding              637,389               637,160

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                  (UNAUDITED)

                                                                    Three Months Ended September 30,
                                                            ------------------------------------------------
                                                                        1997                  1996
                                                            ------------------------------------------------
                                                              (dollars in thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                                         $  2,700              $  2,399
  U.S. treasury securities                                                416                   390
  Obligations of U.S. government agencies and corporations              1,015                 1,001
  Obligations of states and political subdivisions                        221                   179
  Bank balances and other securities purchased
    under agreements to resell                                            109                    95
                                                                     --------              --------
     Total interest income                                              4,461                 4,064
                                                                     --------              --------
INTEREST EXPENSE
  Time certificates over $100,000                                         197                   174
  Other savings and time deposits                                       1,079                 1,099
  Securities sold under repurchase agreements                             223                    42
  Note payable                                                             13                    14
                                                                     --------              --------
     Total interest expense                                             1,512                 1,329
                                                                     --------              --------
NET INTEREST INCOME                                                     2,949                 2,735
PROVISION FOR LOAN LOSSES                                                 180                   150
                                                                     --------              --------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                       2,769                 2,585
                                                                     --------              --------

NONINTEREST INCOME
  Service charges on deposit and checking accounts                        730                   623
  Gain on sale of trading securities                                       39                     -
  Gain on sale of available-for-sale securities                            49                    47
  Other operating income                                                   32                    45
                                                                     --------              --------
     Total noninterest income                                             850                   715
                                                                     --------              --------
NONINTEREST EXPENSE
  Salaries and employee benefits                                        1,575                 1,378
  Occupancy                                                               186                   163
  Furniture and equipment                                                 169                   145
  Data processing                                                         149                   114
  Other                                                                   967                 1,016
                                                                     --------              --------
     Total noninterest expense                                          3,046                 2,816
                                                                     --------              --------
INCOME BEFORE INCOME TAXES                                                573                   484
PROVISION FOR INCOME TAXES                                                150                   115
                                                                     --------              --------
NET INCOME                                                           $    423              $    369
                                                                     ========              ========
NET INCOME PER COMMON SHARE                                          $   0.66/1/           $   0.58
                                                                     ========              ========
1  Based on weighted average common shares outstanding                637,839               637,160

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                       Nine Months Ended September 30
                                                                     ---------------------------------
                                                                          1997                1996
                                                                     -------------        ------------
                                                                       (dollars in thousands)
OPERATING ACTIVITIES
Net income                                                                $  1,053            $  1,017
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                                440                 245
  Amortization of premiums and accretion of discounts, net                     469                 512
  Other gains and losses, net                                                  (83)                  -
  Interest capitalized on securities                                          (665)                  -
  (Gain) on sale of securities available-for-sale                              (47)               (109)
  Proceeds from sale of trading securities                                   3,164                  (8)
  Provision for losses on other real estate owned                               59                  11
  Provision for loan losses                                                    915                 300
  Decrease (increase) in other assets                                         (408)                484
  Increase (decrease) in accrued expenses and other liabilities                678                (183)
                                                                     -------------        ------------
          Net cash provided by operating activities                          5,575               2,269
                                                                     -------------        ------------
INVESTING ACTIVITIES
  Net increase in loans                                                    (10,324)            (13,009)
  Proceeds from sale of loans                                                  476                   -
  Additions to bank premises and equipment                                    (467)               (305)
  Net proceeds on sale of other real estate owned                              779                 103
  Proceeds from sale of securities available-for-sale                        7,841              20,562
  Proceeds from maturities of securities available-for-sale                  5,462              20,857
  Purchase of securities available-for-sale                                (28,683)            (58,150)
  Principal collected on securities available-for-sale                       4,253               5,066
                                                                     -------------        ------------
             Net cash used in investing activities                         (20,663)            (24,876)
                                                                     -------------        ------------
FINANCING ACTIVITIES
  Dividends paid                                                              (191)               (191)
  Net (decrease) increase in deposits                                       (1,458)              4,477
  Issuance of stock                                                          1,260                   -
  Net increase in securities sold under repurchase agreements               11,230               5,141
                                                                     -------------        ------------
             Net cash provided by financing activities                      10,841               9,427
                                                                     -------------        ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                       (4,247)            (13,180)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              21,992              34,886
                                                                     -------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 17,745            $ 21,706
                                                                     =============        ============
Supplemental disclosures of cash flow information
Cash paid during the year for
  Interest                                                                $  3,881            $  3,934
  Taxes                                                                        110                 404
Non-Cash Transactions:
  Transfers of loans to Other real estate owned                           $    268            $    222
  Securitization of mortgage loans                                           3,102                   -

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report to Shareholders for the year ended December 31, 1996.

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

Note C  NEW ACCOUNTING PRONOUNCEMENT

In March 1997, the Financial Accounting standards Board issued SFAS No. 128, Earnings Per Share ("EPS"), which simplifies the standards for computing EPS previously found in Accounting Board Principals Opinion No. 15, Earnings Per Share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. If SFAS No. 128 had been effective for the nine months ended September 30, 1997 and 1996, earnings per share would have been presented as follows:

                               Nine Months Ended    September 30,
                                     1997              1996
                               -----------------    -------------
Net income per common share                $1.65/1/         $1.60

1  Based on average shares outstanding.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 (DOLLARS IN THOUSANDS)

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

Overview

     IBW Financial Corporation's net income for the nine months ended of 1997 totaled $1,053, an increase of $36, or 3.5% from the comparable period of 1996. This increase is primarily attributed to an increase of $736 in net interest income, an increase of $447 in noninterest income, offset by an increase in the provision for loan losses of $615, an increase of $502 in noninterest expenses and an increase of $30 in income taxes. Return on average assets (ROAA), and return on average shareholder's equity (ROAE) for the nine months ended of 1997 and 1996 were .58% and 8.01%, .59% and 8.38%, respectively.

     On September 29, 1997, the Company completed the sale of 31,200 shares of its common stock and 20,000 shares of its Series A Non-Voting Preferred Stock, in a private placement transaction, to the Federal National Mortgage Association ("Fannie Mae"), at a price of $25.00 per share of common stock and $25.00 per share of Series A Non-Voting Preferred Stock, for a total purchase price of $1,280,000. The shares of common stock issued to Fannie Mae represent approximately 4.67% of the outstanding shares of the Company's common stock, and the shares of Series A Non-Voting Preferred Stock represent all of the authorized shares of that series.

     The Company has contributed $980,000 of the proceeds of the sale to Industrial Bank, National Association, Oxon Hill, Maryland, the wholly owned subsidiary of the Company, for use in connection with its mortgage and housing related lending operations, and the promotion of affordable housing in its market area. The remaining proceeds will be retained at the Company for general corporate purposes.

     Under the stock purchase agreement, the Company is restricted from taking any action, including the repurchase, redemption or other reduction in the number of outstanding shares of capital stock, but not including the incurrence of losses, which would result in the value of the Shares representing 10% or more of the equity of the Company, or the shares of common stock sold to Fannie Mae representing 5% or more of the outstanding common stock. The Company has certain rights under the agreement to repurchase the Shares under certain circumstances.


NET INTEREST INCOME

     During the nine months ended September 30, 1997, net interest income increased $736, or 9.3% over the comparable period in 1996. Interest and fees on loans increased by $846, or 12.2%, reflecting higher levels of loans. Interest on securities increased $432, or 9.8%, reflecting higher levels of mortgage backed securities and obligations of states and political subdivisions, and lower levels of U.S. Treasury securities. Interest on federal funds sold and other interest earning assets declined $180, or 30.5%, from the 1996 comparable period, reflecting lower levels of federal funds sold. Interest expense increased $362, or 9.0%, attributed primarily to a higher volume of repurchase agreements which were initiated late in the first quarter of 1996. Interest expense related to deposits declined $126, while interest expense related to repurchase agreements increased $488. On a tax-equivalent basis, net interest income for the nine months ended September 30, 1997 increased $829, or 10.2%, over the comparable period in 1996. The increase was primarily attributable to an increase in average interest-earning assets, an increase in the net interest spread and partially offset by an increase in average interest-bearing liabilities. Average interest-earning assets increased by $14.2 million, or 6.7%, comprised principally of growth in loans of $13.1 million and nontaxable securities of $4.4 million, partially offset by a decrease in the level of federal funds sold of $5.6 million.

     The interest rate spread increased 15 basis points from 4.43% for the nine months ended September 30, 1996 to 4.58% for The nine months ended September 30, 1997. This increase is primarily attributed to an increase in the average rate earned on interest-earning assets, except for loans, partially offset by the 7 basis point increase in the average cost of interest-bearing liabilities.

     Average interest-bearing liabilities increased $10.9 million, or 6.7%, due to an increase in time deposits and borrowings, partially offset by a decrease in average interest-bearing demand and savings deposits. Average borrowings (comprised of repurchase agreements and the note payable) increased $14.0 million.

PROVISION FOR LOAN LOSSES

     The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. The provision for loan losses increased $615 for the nine months of 1997, to $915, from $300 for the nine months ended September 30, 1996. The increase in the provision for loan losses is attributable primarily to the continued large level of nonperforming assets and loans with possible credit problems. Overall, nonperforming assets declined to $3.7 million compared to $4.6 million at year end 1996, due principally to the disposal of a large OREO property with a net carrying cost of $460. Nonperforming assets to gross loans and foreclosed properties and nonperforming assets to total assets declined from 4.1% and 1.9%, respectively at year-end 1996 to 3.2% and 1.5%, respectively at September 30, 1997.

NONINTEREST INCOME

     Noninterest income increased $447, or 23.4%, to $2,354 for September 1997 compared to $1,907 for June 1996. The increase is attributable primarily to service charges on deposit and checking accounts, which increased $490.

NONINTEREST EXPENSE

     Noninterest expense for the nine months ended September 30, 1997 increased $502, or 6.2%, over comparable period of 1996. This increase is attributed primarily to an increase of $284 in other expenses, an increase of $84 in salaries and benefits, and an increase of $75 in data processing cost. The increase in other expenses were principally attributed to an increase of $142 in professional service fees, an increase of $105 in advertising expenses, and an increase of $123 in loan collection expenses including a $33 increase in provision for OREO.

PROVISION FOR INCOME TAXES

     The provision for income taxes for 1997 increased $30 to $375, or 8.7%, from the comparable period of 1996, due primarily to an increase in income before income taxes.

FINANCIAL OVERVIEW

     Total assets increased $13.0 million, or 5.5%, from December 31, 1996 to September 30, 1997, mainly due to an increase in securities of $11.8 million, an increase in loans of $5.7 million, partially offset by a decrease in cash and cash equivalents of $4.2 million, and other real estate owned of $577. The increase in assets was primarily funded by the growth of repurchase agreements of $11.2 million, partially offset by a decrease of $1.5 million in deposits. Total shareholders' equity increased $2.5 million due primarily to: (a) an increase of $31 in common stock, an increase of $729 in capital surplus, and an increase of $500 in preferred stock as a result of the stock purchase by FNMA;
(b) an increase in retained earnings of $862; and (c) an increase in the unrealized gain on available-for-sale securities of $403. Dividends of $191 were paid during the second quarter of 1997.

     The carrying value of the Company's securities portfolio, all of which is classified as available-for-sale, increased 12.5% from $94.8 million at December 31, 1996 to $107.0 million at September 30, 1997. This growth was centered specifically in mortgage-backed securities, which increased from $50.4 million to $59.9 million. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 2.33 years at September 30, 1997 compared to 2.73 years at December 31, 1996. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of management's ongoing analysis. There are no issuers of securities held by the Company the securities of which have a book value in excess of 10% of shareholders' equity.

     The allowance for loan losses was $1.9 million at September 30, 1997 compared to $1.3 million at December 31, 1996. The ratio of allowance for possible loan losses to total loans increased to 1.66% at September 30, 1997 from 1.15% at year-end 1996. The increase in the level of the allowance for loan losses as a percentage of ending loans reflects the increase in potential problem loans. At September 30, 1997, non-performing assets to total assets decreased to 1.48% compared to 1.94% at December 31, 1996.

             AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS/(1)/

                                    ------------------------------------------------------------------------------------------
                                           Nine Months Ended                  Nine Months Ended                 Year Ended
                                          September 30, 1997                 September 30, 1996             December 31, 1996
                                    ------------------------------------------------------------------------------------------
                                                          Amount                         Amount                        Amount
                                      Average   Average   Paid or  Average    Average   Paid or   Average   Average   Paid or
                                      Balance     Rate    Earned   Balance     Rate      Earned   Balance     Rate     Earned
                                    ---------   -------   -------  --------   -------   -------   -------   -------   --------
                                                                       (dollars in thousands)
ASSETS
Loans, net                            $109,984     9.43%  $ 7,757  $ 96,912      9.53%   $ 6,911  $ 99,879     9.41%   $ 9,401
Taxable securities                      88,158     6.33%    4,170    87,722      6.05%     3,969    86,305     6.06%     5,232
Non-taxable securities/(2)/             16,556     8.17%    1,012    12,155      8.13%       739    12,747     8.31%     1,059
Federal funds sold                       6,529     5.61%      275    12,170      5.37%       489    11,279     5.51%       622
Interest-bearing deposits held           3,076     5.91%      136     1,165      5.85%        51     1,661     6.44%       107
                                    ----------  -------   -------  --------   -------   --------  --------  -------   --------
Total interest-earning assets          224,303     7.96%   13,350   210,124      7.74%    12,159   211,871     7.75%    16,421
Cash and due from banks                 11,067                       10,700                         10,841
Bank premises and
  equipment, net                         2,473                        2,416                          2,424
Other assets                             4,610                        5,309                          5,423
                                    ----------                     --------                       --------
Total assets                          $242,453                     $228,549                       $230,559
                                    ==========                     ========                       ========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing demand deposits      $ 28,790     1.98%  $   426  $ 30,849      2.14%   $   494  $ 30,718     2.10%       644
Savings deposits                        67,363     2.75%    1,387    73,989      2.90%     1,604    72,856     2.87%     2,087
Time deposits                           60,676     4.39%    1,994    55,185      4.45%     1,835    55,548     4.44%     2,468
                                    ----------  -------   -------  --------   -------   --------  --------  -------   --------
Total interest-bearing deposits        156,829     3.25%    3,807   160,023      3.29%     3,933   159,122     3.27%     5,199
Borrowed funds                           1,000     5.35%       40     1,000      5.35%        40     1,000     5.30%        53
Repurchase agreements                   15,440     4.63%      535     1,394      4.51%        47     3,376     4.53%       153
                                    ----------  -------   -------  --------   -------   --------  --------  -------   --------
Total interest-bearing liabilities     173,269     3.38%    4,382   162,417      3.31%     4,020   163,498     3.31%     5,405
Noninterest-bearing liabilities         50,119                       48,463                         48,930
Other liabilities                        1,542                        1,478                          1,841
Shareholders' equity                    17,523                       16,191                         16,290
                                    ----------                     --------                       --------
Total liabilities and
  shareholders' equity                $242,453                     $228,549                       $230,559
                                    ==========                     ========                       ========
NET INTEREST INCOME AND NET
YIELD ON INTEREST-EARNING ASSETS
Net interest income                                       $ 8,968                        $ 8,139                       $11,016
                                                          =======                       ========                      ========
Interest rate spread                               4.58%                         4.43%                         4.44%
Net yield on average interest-
  earning assets                                   5.35%                         5.18%                         5.20%
Average interest-earning assets
  to average interest-bearing
  liabilities                                    129.45%                       129.37%                       129.58%

(1) Yields on securities have been computed based upon the historical cost of such securities. Nonaccruing loans are included in average balances.

(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $13,006 and $8,624 for September 30, 1997, $11,908 and $7,888 for September 30, 1996 and $16,061
     and $10,656 for December 31, 1996.

                       LOAN LOSS AND RECOVERY EXPERIENCE

                                               ----------------------------------------
                                                  Nine Months Ended       Year Ended
                                                 September 30, 1997   December 31,1996
                                               --------------------   -----------------
                                                         (dollars in thousands)
Total outstanding loans at period end                      $116,256            $110,242
Average amount of loans outstanding                         109,984             100,950
Allowance for loan losses
  at beginning of year                                        1,266               1,177
Loans charged off:
  Commercial                                                    170                 637
  Real estate mortgage                                           43                  52
  Installment loans to individuals                              140                  69
                                               --------------------   -----------------
Total charge-offs                                               353                 758
                                               --------------------   -----------------
Recoveries of loans previously charged-off:
  Commercial                                                     70                 286
  Real estate mortgage                                            -                  25
  Installment loans to individuals                               26                  26
                                               --------------------   -----------------
Total recoveries                                                 96                 337
                                               --------------------   -----------------
Net charge-offs                                                 257                 421
Additions to allowance charged to
 operations                                                     915                 510

                                               --------------------   -----------------
Allowance for loan losses at end of year                   $  1,924            $  1,266
                                               ====================   =================
Ratio of net charge-offs (annualized) during
 year to average outstanding loans during
 year                                                          0.31%               0.42%


Ratio of allowance for possible loan
losses at period end to total loans                            1.66%               1.15%

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                      ----------------------------------------------------------
                        September 30, 1997  Percent   December 31, 1996  Percent
                      --------------------  -------   -----------------  -------
                                         (dollars in thousands)
Commercial                    $1,646          85.55%        $1,075         84.91%
Real estate mortgage             115           5.98%            89          7.03%
Consumer                         113           5.87%            92          7.27%
Unallocated                       50           2.60%            10          0.79%
                      --------------------  -------   -----------------  -------
Total                         $1,924         100.00%        $1,266        100.00%
                      ====================  =======   =================  =======


     The level of the allowance for loan losses is determined by management on the basis of various assumptions and judgments. These include levels and trends of past due and non-accrual loans, trends in volume and changes in terms, effects of policy changes, experience and depth of management, anticipated economic conditions in the Washington, DC metropolitan area, concentrations of credit, the composition of the loan portfolio, prior loan loss experience, and the ongoing and periodic reviews of the loan portfolio by the Company's internal and external loan review function. For impaired loans, the Company establishes reserves in accordance with SFAS 114 and SFAS 118, and for non-impaired loans uses an allocation approach which relies on historical loan loss experience, adjusted to reflect current conditions and trends.

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

     The following table sets forth information concerning non-performing assets.

                             NON-PERFORMING ASSETS

                                         September 30,   December 31,
                                              1997           1996
                                         -------------   ------------
                                            (dollars in thousands)
Non-accrual loans/(1)/                          $2,066         $2,006
Loans past due 90 days or more
  and still accruing                               884          1,267
Foreclosed properties                              733          1,310
                                                ------         ------
Total                                           $3,683         $4,583
                                         =============   ============
Non-performing assets to gross loans              3.15%          4.11%
  and foreclosed properties at period
  end
Non-performing assets to total                    1.48%          1.94%
  assets at period end

1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the nine months ended September 30, 1997 and the year ended December 31, 1996 for non-accrual loans at September 30, 1997 and December 31, 1996 had the loans been current in accordance with their original terms was $166 and $101, respectively.

2. The Bank charges loans against the allowance for loan losses when it determines that principal and interest or portions thereof become uncollectible. This is determined through an analysis of each individual credit, including the financial condition and repayment capacity of the borrower, and of the sufficiency of the collateral, if any.


     At September 30, 1997, there were $9,146 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. Included in the total are twenty loans totalling $4,719 fully collateralized by real estate, three of which represent $2,565 of the total. The remaining $4,427 consists of sixteen commercial loans, three of which represent $2,383, secured primarily by accounts receivable and various business equipment.

PART II   OTHER INFORMATION
          -----------------

ITEM 1  LEGAL PROCEEDINGS

          None.

ITEM 2  CHANGES IN SECURITIES

          On September 29, 1997, the Company completed the sale of 31,200 shares of its common stock and 20,000 shares of its Series A Non-Voting Preferred Stock, in a private placement transaction, to the Federal National Mortgage Association ("Fannie Mae"), at a price of $25.00 per share of common stock and $25.00 per share of Series A Non-Voting Preferred Stock, for a total purchase price of $1,280,000. The shares of common stock issued to Fannie Mae represent approximately 4.67% of the outstanding shares of the Company's common stock, and the shares of Series A Non-Voting Preferred Stock represent all of the authorized shares of that series.

          Under the stock purchase agreement, the Company is restricted from taking any action, including the repurchase, redemption or other reduction in the number of outstanding shares of capital stock, but not including the incurrence of losses, which would result in the value of the Shares representing 10% or more of the equity of the Company, or the shares of common stock sold to Fannie Mae representing 5% or more of the outstanding common stock. The Company has certain rights under the agreement to repurchase the Shares under certain circumstances.


ITEM 3  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A special meeting of shareholders of the Company was held on September 25, 1997, at which an amendment to the Articles of Incorporation of the Company to change the capital stock of the Company to eliminate the existing class of 1,000,000 undesignated preferred stock, of which no shares were outstanding, and to authorize the issuance of 500,000 shares of undesignated voting preferred stock and 500,000 shares of undesignated non-voting preferred stock, was considered and approved. No other matters were presented at the special meeting. The votes cast on the amendment were as follows:

               FOR                 472,932
               AGAINST              16,690
               ABSTAIN               7,500
               BROKER NON-VOTES          0

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             (11)   Statement Regarding Computation of Per Share Earnings

             (27)   Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IBW FINANCIAL CORPORATION



November  10, 1997                        /s/ B. Doyle Mitchell, Jr.
                                    -------------------------------------------
                                    B. Doyle Mitchell, Jr., President


November 10, 1997                         /s/ Thomas A Wilson, Jr.
                                    -------------------------------------------
                                    Thomas A. Wilson, Jr. Senior Vice President
                                    and Chief Financial and Accounting Officer

                                 EXHIBIT INDEX


Exhibit No.  Description
-----------  -----------

     11      Statement regarding Computation of Per Share Earnings


     27      Financial Data Schedule