Form 10KSB
period 1997-12-31
IBW FINANCIAL CORP
filed 1998-04-14
CIK 1013274

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

     X    Annual report under Section 13 or 15(d) of the Securities Exchange Act
    ___  of 1934

         For the fiscal year ended December 31, 1997

   ____  Transition report under Section 13 or 15(d) of the Securities  Exchange
         Act of  1934  For  the  transition  period  from   ________________  to
          ___________________

Commission file number: 0-28360
                       ---------

                            IBW Financial Corporation
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

District of Columbia                            52-1943477
--------------------                            ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


                  4812 Georgia Avenue, NW, Washington, DC 20011
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number:  (202) 722-2000
                         -----------------
Securities registered under Section 12(b) of the Act: None
                                                     ---------------------------
Securities registered under Section 12(g) of the Act:

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
 Yes X No
     -   -
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                               -

The issuer's revenues for the fiscal year ended December 31, 1997 were approximately $20,792,000.

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of February 28, 1998 was approximately $6,281,200.

As of March 15, 1997, the number of outstanding shares of the Common Stock, $1.00 par value, of IBW Financial Corporation was 668,360.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions  of the  Company's  Annual  Report to  Shareholders  for the Year Ended
       December 31, 1997 are incorporated by reference in part II hereof.

Portions of the Company's  definitive  Proxy Statement for the Annual Meeting of
   Shareholders to be held on April 28, 1998 are incorporated by reference in part III hereof.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     IBW Financial Corporation, a District Columbia corporation (the " Company"), was organized in December 1994 in connection with the reorganization of Industrial Bank of Washington ("IBW"), a District of Columbia chartered commercial bank, to act as the one bank holding company for IBW following the reorganization. On July 1, 1995, the reorganization of IBW was consummated, and IBW was converted from a District of Columbia chartered bank to a national banking association, under the name Industrial Bank, National Association (IBW and Industrial Bank, National Association, generally referred to collectively as the "Bank"), the main office of the Bank was relocated from the District of Columbia to Oxon Hill, Maryland, and the Company became the holding company for the Bank.

     The Bank, all of the shares of which are owned by the Company, is the sole subsidiary of the Company.

     The Bank was organized in August 1934 as a District of Columbia chartered commercial bank by a group of African-American businessmen and educators for the purpose of providing quality financial services, with an emphasis on home mortgages and automobile financing, to the underserved minority population of the District of Columbia. Over the past sixty two years, the Company has grown from one office in the District of Columbia and $250,000 in assets to seven offices in the District of Columbia, two offices in Prince George's County, Maryland and over $250.7 million in total assets and $20.1 million of shareholders' equity at December 31, 1997. The Bank's ninth office, located in the Brookland/Woodridge neighborhood of Washington, DC, opened in 1997. The Bank is among the largest African-American commercial banks in the nation, and the only African-American owned commercial bank based in the Washington D.C. metropolitan area.

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

     In 1994, the Bank established two branches in the State of Maryland by virtue of its assumption of approximately $38,000,000 in deposit liabilities relating to two branches of John Hanson Federal Savings Bank, a failed savings association under the conservatorship of the RTC, located in Oxon Hill and Forestville, Maryland.

     As a minority institution, the Bank was entitled to obtain the use of the branch facility at 1900 John Hanson Lane, Oxon Hill Maryland, which was owned by John Hanson, rent-free for a period of five years from the date of the transaction, and received an option to purchase the facility during the term of the lease at 95% of fair market value. The Company obtained $1,000,000 of interim capital assistance from the Resolution Trust Company as a result of its successful bid for the John hanson branches. Interim capital assistance is a loan for a period of up to five years at a below market interest rate equal to the end of the calendar quarter Monday Auction yield price for 13 week U.S. Treasury Bills, as reported by the Wall Street Journal, plus 12.5 basis points, or approximately 5.187% as of December 31, 1997, subject to periodic adjustment. The Company's interim capital assistance loan is due July 3, 2000. The loan documentation relating to the interim capital assistance places certain restrictions on the activities of the Bank and Company, including, but not limited to, engaging in loan transactions with affiliates of the Bank or Company, salary increases and bonuses to directors, officers and key employees, the payment of dividends, and the maintenance of capital levels. These restrictions are discussed in greater detail elsewhere herein. The stock of the Bank stands as collateral security for the loan. In the event of a default by the Company under the terms of the interim capital assistance loan and security agreements, including but not limited to a failure to make any required payment on the interim capital assistance loan, the inaccuracy when made of any representation or warranty in the agreements, the failure of the Company or the Bank to perform or observe in any material respect any term, covenant or agreement in the agreements, certain bankruptcy or insolvency related events, and any event which gives the RTC, in its judgement, reasonable grounds to believe that the Company or the Bank will not, or will be unable to repay the interim capital assistance loan as required or to otherwise perform its obligations in connection therewith, then, subject to the Company's right to cure the default, the outstanding principal of the loan may be accelerated and declared due and payable, and the stock of the Bank may be sold. Additionally, the failure to make any payment of principal or interest when due, if not timely cured, constitutes grounds for, and the Company's and the Bank's consent to, the appointment of a receiver or conservator for the Bank.

SALE OF ADDITIONAL SHARES

     On September 29, 1997, the Company completed the sale of 31,200 shares of its common stock and 20,000 shares of its Series A Non-Voting Preferred Stock, in a private placement transaction, to the Federal National Mortgage Association ("Fannie Mae"), at a price of $25.00 per share of common stock and $25.00 per share of Series A Non-Voting Preferred Stock (the shares of common stock and shares of Series A Non-Voting Preferred Stock sold to Fannie Mae referred to collectively herein as the "Shares"), for a total purchase price of $1,280,000, pursuant to an agreement dated August 15, 1997. The shares of common stock issued to Fannie Mae represent approximately 4.67% of the outstanding shares of the Company's common stock, and the shares of Series A Non-Voting Preferred Stock represent all of the authorized shares of that series. The Series A Non-Voting Preferred Stock, which is redeemable at any time by the Company at a redemption price of $25.00 plus accrued but unpaid dividends to the date of redemption, is entitled to annual dividends at a rate of five percent.

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

     The sale of shares to Fannie Mae was effected as part of Fannie Mae's program to make investments in community oriented and minority institutions to encourage and facilitate housing related lending and affordable housing initiatives.

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

     Notwithstanding the foregoing, Prince George's County has been the subject of hearings before the House of Representatives Committee on Banking, Finance and Urban Affairs regarding the relative unavailability of banking services in that county. Prince George's County, which has a majority minority population, was found to have approximately half as many traditional banking or thrift branches per capita as neighboring Montgomery County, which has a majority non-minority population. Prince George's was also found to have a substantially higher number of non-traditional banking entities, such as check cashing outlets. The Company believes that Prince George's County provides substantial opportunity for growth and expansion.

     The Washington MSA had a 1990 population of approximately 1.8 million, and total employment in 1991 of 954,000. Employment is primarily provided by federal and local governments, the finance, insurance and real estate industries, retailing, construction and education. Per capita income in 1991 amounted to approximately $25,000.

EMPLOYEES

     As of December 31, 1997, the Bank had 155 full time employees and 6 part time employees. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, life and long term disability insurance and an employee stock ownership plan for substantially all full time employees. Annual contributions to the employee stock ownership plan are determined by the Board, and amounted to $39,100 in 1997, $37,000 in 1996 and $75,000 in 1995. The Company does not have any employees who are not also employees of the Bank.

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

                                       -3

     The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

     FDIC Insurance Premiums. The Bank pays deposit insurance premiums as a member of the Bank Insurance Fund of the FDIC, under the FDIC's risk-based assessment system. Under the FDIC's regulations, institutions are assigned to one of three capital groups based solely on the level of the institution's capital - "well capitalized," "adequately capitalized" and "undercapitalized" - which would be defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act (the "FDIA"), as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from 0% to .31% of insured deposits. During 1996, the Bank incurred a one time expense of approximately $158,000 relating to the special assessment imposed on deposits insured by the Savings Association Insurance Fund of the FDIC ("SAIF") in connection with the recapitalization of the SAIF fund. The Bank is also required to pay an additional assessment in connection with the repayment of the "Fico bonds" issued in connection with the resolution of the savings and loan crisis.

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

     National banks are required to meet a minimum ratio of total qualifying capital (the sum of core capital (Tier 1) and supplementary capital (Tier 2)) to risk weighted assets of 8%. At least half of this amount (4%) should be in the form of core capital. These requirements apply to the Bank and will apply to the Company (a bank holding company) so long as its total assets equal $150,000,000 or more.

     Tier 1 Capital for national banks generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for unrealized gain or loss on securities classified as available for sale in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

     At December 31, 1997, the Bank was in compliance with all minimum federal regulatory capital requirements which are generally applicable to national banks, as well as the capital requirements of the interim capital assistance. As of such date, the Bank had a Tier 1 Risk Based Capital Ratio and a Total Risk Based Capital Ratio equal to 15% and 17% respectively, and a Leverage Capital Ratio equal to 8%.

     Prompt Corrective Action. Under Section 38 of the FDIA, the federal banking agencies have promulgated substantially similar regulations to implement a system of prompt corrective action. Under the regulations, a bank shall be deemed to be: (i) "well capitalized" if it has a Total Risk Based Capital Ratio of 10.0% or more, a Tier 1 Risk Based Capital Ratio of 6.0% or more, a Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk Based Capital Ratio of 8.0% or more, a Tier 1 Risk Based Capital Ratio of 4.0% or more and a Tier 1 Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 8.0%, a Tier 1 Risk based Capital Ratio that is less than 4.0% or a Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a Total Risk Based Capital Ratio that is less than 6.0%, a Tier 1 Risk Based Capital Ratio that is less than 3.0% or a Leverage Capital Ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

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

     Additionally, under Section 11(c)(5) of the FDIA, a conservator or receiver may be appointed for an institution where: (i) an institution's obligations exceed its assets; (ii) there is substantial dissipation of the institution's assets or earnings as a result of any violation of law or any unsafe or unsound practice; (iii) the institution is in an unsafe or unsound condition; (iv) there is a willful violation of a cease-and-desist order; (v) the institution is unable to pay its obligations in the ordinary course of business; (vi) losses or threatened losses deplete all or substantially all of an institution's capital, and there is no reasonable prospect of becoming "adequately capitalized" without assistance; (vii) there is any violation of law or unsafe or unsound practice or condition that is likely to cause insolvency or substantial dissipation of assets or earnings, weaken the institution's condition, or otherwise seriously prejudice the interests of depositors or the insurance fund; (viii) an institution ceases to be insured; (ix) the institution is undercapitalized and has no reasonable prospect that it will become adequately capitalized, fails to become adequately capitalized when required to do so, or fails to submit or materially implement a capital restoration plan; or (x) the institution is critically undercapitalized or otherwise has substantially insufficient capital.

     At December 31, 1997, the Bank was a "well capitalized" institution for purposes of Section 38 of the FDIA.

     Regulatory Enforcement Authority. The enforcement authority of the federal banking regulators includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Bank currently operates nine offices, seven in the District of Columbia, and two in Prince George's County, Maryland. The Bank owns its office located at 4812 Georgia Avenue, N.W. and its branch offices located at 2000 11th Street, NW and 45th and Blaine Streets, NE. The Georgia Avenue office, which is also the principal executive office of the Company, consists of a 6,000 square foot stand alone building with drive-in facilities, and a separate 2,000 square foot building housing the Bank's operations center next door. The 11th Street office is housed in a 4,000 square foot building, and an adjacent 2,000 square foot building houses the loan operations center. The Blaine Street office occupies an approximately 2,000 square foot stand alone building, with drive-in facilities, near the Benning Road Metro Station. The Bank leases the remainder of its offices. The 14th and U Streets office is located in a 1,922 square foot storefront, under a lease which commenced in 1988, for a ten year term and one optional ten year renewal term at a fixed rent of $28,830 per year. The Bank's F Street office is located in a 1,273 square foot storefront under a lease commencing in 1991, for a ten year term at a current annual rent of $68,731, subject to annual increases. The American University office is located in a 962 square foot storefront under a five year lease, which commenced in 1992, with one five year renewal option, at a current annual rent of $24,756, subject to annual increase. The Forestville, Maryland office is located in a 2,696 square foot storefront with drive-in facilities, and is occupied under a lease which commenced in 1994 for a five year term at a current annual rental of $29,008, subject to annual increase. The Oxon Hill office, the main office of the Bank, is a 10,531 square foot, two story building with drive in facilities, and is occupied rent free for a term extending until June 10, 1999 and is subject to a purchase option at 95% of fair market value. The Company is responsible for all operating and maintenance expenses on the Oxon Hill property. The Brookland/Woodridge office, which opened in 1997, is located in 2610 Rhode Island Avenue, NE and occupied under a lease, commencing in 1997, with one five year renewal options, for a five year term at a current annual rental of $27,000, subject to annual increases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.


                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET FOR COMMON STOCK AND DIVIDENDS

     There does not currently exist an organized public trading market for shares of Company's Common Stock. Trading in the Company's Common Stock has been sporadic, and consists of private trades conducted without brokers. The Company is aware of 18 trades of the Common Stock since January 1, 1996, at prices ranging from $18.00 to $25.00 per share. The last trade known to the Company was a trade of 666 shares at $20 per share on February 27, 1998. There may be other trades of which the Company is either not aware, or with respect to which the Company is not aware of the price. Additionally, as discussed above, the Company sold 31,200 newly issued shares of Common Stock, and 20,000 shares of Series A Non-Voting Preferred Stock, to Fannie Mae, at a price of $25.00 per share, on September 29, 1997 the high sale price for the year). These trades and transactions do not necessarily reflect the intrinsic or market values of the Common Stock. As of December 31, 1997, there were 668,360 shares of Common Stock outstanding, held of record by approximately 560 shareholders.

     The Company and, during the period prior to July 1, 1995, the Bank, has paid semi-annual dividends for each of the last ten years, and currently intends to continue the payment of such dividends. There can be no assurance, however, that the Bank or the Company will continue to have earnings at a level sufficient to support the payment of dividends, or that either entity will in the future elect to pay dividends. Under the terms of the interim capital assistance agreement, the Bank may not, during the term of the interim capital assistance loan, pay any dividends or repurchase any Common Stock, unless (i) there is no default under the interim capital assistance agreement and related note; (ii) payment of such dividends would not result in an event of default; and (iii) the payment of such dividend is not prohibited or objected to by the OCC. As the Bank is the primary source of funds for payment of dividends by the Company, the inability of the Bank to pay dividends could adversely affect the ability of the Company to pay dividends. As of the date hereof, there is no event of default under the interim capital assistance documents.

     Dividends on the Common Stock are subject to the prior payment of dividends on the Series A Preferred Stock.

     Set forth below is certain financial information relating to the Company's and Bank's dividend history for the past five fiscal years (as adjusted to reflect the 5-for-1 stock split in the form of a stock dividend paid in July 1994.) Information for periods prior to July 1, 1995 reflect Bank information.

                                                        Year Ended December 31,

                                               ----------- ---------- ----------- ----------- ----------
                                                  1997       1996        1995     1994        1993
                                               ----------- ---------- ----------- ----------- ----------
Net income per common share                    $2.44       $2.06      $2.56       $1.99       $3.12
Dividends paid per common share                $ .60       $ .60      $ .60       $ .60       $ .50
Ratio of dividends to net income available

to common shareholders                         24.59%      29.13%     23.44%      30.15%      16.03%
----------------------------------------------

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

     Regulations of the OCC place a limit on the amount of dividends the Bank may pay to the Company without prior approval. Prior approval of the OCC is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. At December 31, 1997, the amount available for the payment of dividends without prior approval was approximately $2,108,000. The Federal Reserve and the OCC also have authority to prohibit a bank from paying dividends if the Federal Reserve or the OCC deems such payment to be an unsafe or unsound practice.

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

RECENT SALES OF UNREGISTERED SHARES.

     During the past three years, the Company has not sold any securities without registration under the Securities Act of 1933, except for the initial issuance of shares of the Company's Common Stock, par value $1.00 per share, as of July 1, 1995, in connection with the establishment of the Company as the one bank holding company for the Bank. The Company relied upon the exemption provided by Section 3(a)(12) of the Securities Act of 1933. In connection with that reorganization transaction, each share of outstanding Bank Common Stock was converted into one share of Company Common Stock, and each shareholder retained the same percentage ownership interest in the Company as such shareholder had in the Bank. No shares of Company Common Stock or other authorized class of securities were sold for cash, and involved no underwriter, broker or dealer was involved in connection with the reorganization and conversion of shares. Additionally, On September 29, 1997, the Company completed the sale of 31,200 shares of its Common Stock, and 20,000 shares of its Series A Non-Voting Preferred Stock in a private placement transaction, to the Fannie Mae, at a price of $25.00 per share of Common Stock and $25.00 per share of Series A Non-Voting Preferred Stock, pursuant to an agreement dated August 15, 1997. No underwriter, broker or dealer was involved in the sale of shares to Fannie Mae. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The sale of shares to Fannie Mae was effected as part of Fannie Mae's program to make investments in community oriented and minority institutions to encourage and facilitate housing related lending and affordable housing initiatives. The purchase was privately negotiated, directly by the parties and no public solicitation was used.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

     The information required by this item is incorporated by reference to the material appearing under the caption "Management's Discussion and Analysis" appearing at pages 26 to 36 of the Company's Annual Report to Shareholders for the year ended December 31, 1997.

     New Accounting Pronouncement - In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS No. 125). SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The provisions of SFAS No. 125 relating to repurchase agreements, securities lending and other similar transactions and pledged collateral have been delayed until after December 31, 1997, by SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an Amendment of FASB No. 125. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on a consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls, and derecognizes liabilities extinguished. SFAS No.125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This standard supersedes SFAS No. 76, Extinguishment of Debt, and No. 77, Reporting by Transferors of Transfers of Receivables with Recourse, and No. 122, Accounting for Mortgage Servicing Rights, and amends SFAS No. 115 and No. 65, Accounting for Certain Mortgage Banking Activities. The Company adopted this standard, except for the provisions delayed by SFAS No. 127, effective January 1, 1997. The adoption of this standard did not have a material impact on the Company's financial condition or results of operations.

     In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued. SFAS No. 130 requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements, thereby permitting companies to display the components of other comprehensive income below the total for net income in an income statement, in a separate statement that begins with net income, or in a statement of changes to equity. Such requirement would apply to all enterprises that provide a full set of financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required.

     Additionally, during June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected financial information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements beginning after December 15, 1997.

     The implementation of SFAS 130 and SFAS 131 will only impact the reporting and presentation of certain components of the Company's financial statements and related footnote disclosures.

ITEM 7. FINANCIAL STATEMENTS.

     The information required by this item is incorporated by reference to the Consolidated Financial Statements appearing at pages 10 to 25 of the Company's Annual Report to Shareholders for the year ended December 31, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this Item is incorporated by reference to, the material appearing at pages 4 to 7 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 1998.

ITEM 10. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to, the material appearing at page 6 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to, the material appearing at pages 3 to 4 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated by reference to, the material appearing at page 7 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
Exhibit No.       Description of Exhibits
3(a)              Certificate of Incorporation of the Company, as amended (1)
3(b)              Bylaws of the Company (2)
4                 Specimen certificate for the common stock, $1 par value, of the Company (3)
10(a)             Interim Capital Assistance Agreement between the Company and the RTC (4)
10(b)             Stock Pledge Agreement between the Company and the RTC (5)
11                Statement Regarding Computation of Per Share Income
13                The Company's Annual Report to Shareholders for the Year Ended December 31, 1997
21                Subsidiaries of the Registrant

          The sole  subsidiary of the  Registrant is Industrial  Bank,  National
          Association, a national banking association organized under the laws of the United States

27                Financial Data Schedule
99                Designation of the Series A Non-Voting Preferred Stock (6)


-----------------------------


(1) Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated September 25, 1997.
(2) Incorporated by reference to Exhibit 2(b) to the Company's Registration Statement on Form 10-SB
(3) Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form 10-SB
(4) Incorporated by reference to Exhibit 6(a) to the Company's Registration Statement on Form 10-SB
(5) Incorporated by reference to Exhibit 6(b) to the Company's Registration Statement on Form 10-SB
(6) Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, dated September 25, 1997.
(B)  REPORTS ON FORM 8-K

         None.
                                      -12-

                                   SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   IBW FINANCIAL CORPORATION

March 27, 1998                            By:    /s/ B. Doyle Mitchell, Jr.
                                               ----------------------------
                                               B. Doyle Mitchell, Jr.
                                                      President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                              POSITION                             DATE
 /s/ Clinton W. Chapman
--------------------------------        Chairman of the Board of Directors           March 30, 1998
     Clinton W. Chapman


 /s/ George W. Windsor
--------------------------------     Vice Chairman of the Board of Directors         March 30, 1998
     George H. Windsor


 /s/ B. Doyle Mitchell, Jr.
--------------------------------       President, Chief Executive Officer            March 27, 1998
     B. Doyle Mitchell, Jr.                     and Director


 /s/ Massie S. Fleming
--------------------------------                    Director                         March 30, 1998
     Massie S. Fleming


 /s/ Benjamin L. King
--------------------------------              Secretary and Director                 March 30, 1998
     Benjamin L. King


 /s/ Cynthia T. Mitchell
--------------------------------                    Director                         March 30, 1998
     Cynthia T. Mitchell

/s/  Marjorie H. Parker
--------------------------------                    Director                         March 30, 1998
     Marjorie H. Parker



--------------------------------                    Director                         March __, 1998
Robert L. White


 /s/ Emerson A. Williams
--------------------------------                    Director                         March 30, 1998
Emerson A. Williams


 /s/ Thomas A. Wilson
--------------------------------       Senior Vice President-Controller              March 27, 1998
Thomas A. Wilson                           Principal Financial and
                                              Accounting Officer




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

4                 Specimen certificate for the common stock, $1 par value, of the Company (3)

10(a)             Interim Capital Assistance Agreement between the Company and the RTC (4)

10(b)             Stock Pledge Agreement between the Company and the RTC (5)

11                Statement Regarding Computation of Per Share Income

13                The Company's Annual Report to Shareholders for the Year Ended December 31, 1997

21                Subsidiaries of the Registrant

         The sole  subsidiary of the  Registrant is  Industrial  Bank,  National
         Association, a national banking association organized under the laws of the United States

27                Financial Data Schedule

99                Designation of the Series A Non-Voting Preferred Stock (6)



-----------------------------
(1) Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated September 25, 1997
(2) Incorporated by reference to Exhibit 2(b) to the Company's Registration Statement on Form 10-SB
(3) Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form 10-SB
(4) Incorporated by reference to Exhibit 6(a) to the Company's Registration Statement on Form 10-SB
(5) Incorporated by reference to Exhibit 6(b) to the Company's Registration Statement on Form 10-SB
(6) Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, dated September 25, 1997.