Form 10QSB
period 1998-03-31
IBW FINANCIAL CORP
filed 1998-05-14
CIK 1013274

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB
        x    Quarterly Report under Section 13 or 15(d) of the Securities
      -----  Exchange Act of 1934
      For the Quarterly Period ended March 31, 1998
                                     --------------

             Transition report under Section 13 or 15(d) of the Exchange Act
      ----   For the transition period from _____ to _____

      Commission file number 0-28360
                            ----------------------------------------------------

                           IBW Financial Corporation
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)


District of Columbia                                     52-1943477
----------------------------------       ---------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

              4812 Georgia Avenue, NW, Washington, DC  20011
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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30, 1998, there were 668,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

     Transitional Small Business Disclosure Format (check one)     Yes  X  No
                                                               ---     ---

Part I    Financial Information
          ---------------------

Item 1.  Financial Statements

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                                  (UNAUDITED)

                                                                      March 31, 1998  December 31, 1997
                                                                     -----------------------------------
                                                                             (dollars in thousands)
ASSETS

Cash and cash equivalents

  Cash and due from banks                                                    $ 12,452           $ 11,842
  Federal funds sold                                                           17,000             11,500
                                                                     -----------------------------------
     Total cash and cash equivalents                                           29,452             23,342
Interest-bearing deposits in banks                                              3,025              3,000
Securities available-for-sale, at
  fair value (amortized cost,
  $100,285 and $99,933)                                                       101,067            101,106
Loans receivable, net of allowance
  for loan losses of $2,107 and $1,702                                        114,128            116,476
Other real estate owned, net                                                      451                522
Bank premises and equipment, net                                                2,798              2,672
Other assets                                                                    3,562              3,584
                                                                     -----------------------------------
     TOTAL                                                                   $254,483           $250,702
                                                                     ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

  Demand deposits                                                            $ 53,188           $ 52,922
  Time and savings deposits                                                   157,018            155,274
                                                                     -----------------------------------
     Total deposits                                                           210,206            208,196
  Securities sold under repurchase agreements                                  21,238             19,496
  Other liabilities                                                             2,093              1,833
  Note payable                                                                  1,000              1,000
                                                                     -----------------------------------
     Total liabilities                                                        234,537            230,525
                                                                     -----------------------------------
SHAREHOLDERS' EQUITY

Preferred stock - $1 par value; 1,000,000 authorized
 (500,000 voting and 500,000 nonvoting);
 20,000 series A nonvoting issued and outstanding,
 stated at liquidation value                                                      500                500
Common stock - $1 par value; 1,000,000 authorized;
  668,360 shares issued and outstanding                                           668                668
Capital surplus                                                                 5,051              5,051
Retained earnings                                                              13,210             13,183
Accumulated other comprehensive income                                            517                775
                                                                     -----------------------------------
     Total shareholders' equity                                                19,946             20,177
                                                                     -----------------------------------
     TOTAL                                                                   $254,483           $250,702
                                                                     ===================================

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
             THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                  (UNAUDITED)

                                                                             Three Months Ended March 31,
                                                                  ------------------------------------------------
                                                                             1998                     1997
                                                                  ------------------------------------------------
                                                                    (dollars in thousands, except per share data)
INTEREST INCOME

  Interest and fees on loans                                                        $2,667                  $2,452
  U.S. treasury securities                                                             259                     317
  Obligations of U.S. government agencies and corporations                           1,162                     977
  Obligations of states and political subdivisions                                     168                     216
  Bank balances and other securities                                                   243                     204
                                                                  ------------------------------------------------
     Total interest income                                                           4,499                   4,166
                                                                  ------------------------------------------------
INTEREST EXPENSE

  Time certificates over $100,000                                                      215                     175
  Other savings and time deposits                                                    1,075                   1,076
  Securities sold under repurchase agreements                                          224                     141
  Note payable                                                                          13                      13
                                                                  ------------------------------------------------
     Total interest expense                                                          1,527                   1,405
                                                                  ------------------------------------------------
NET INTEREST INCOME                                                                  2,972                   2,761
PROVISION FOR LOAN LOSSES                                                              600                     425
                                                                  ------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                                    2,372                   2,336
                                                                  ------------------------------------------------
NONINTEREST INCOME

  Service charges on deposit and checking accounts                                     757                     661
  Gain on sale of securities                                                           121                       -
  Other operating income                                                                24                       4
                                                                  ------------------------------------------------
     Total noninterest income                                                          902                     665
                                                                  ------------------------------------------------
NONINTEREST EXPENSE

  Salaries and employee benefits                                                     1,700                   1,414
  Occupancy                                                                            193                     172
  Furniture and equipment                                                              181                     167
  Data processing                                                                      161                     149
  Other                                                                                754                     771
                                                                  ------------------------------------------------
     Total noninterest expense                                                       2,989                   2,673
                                                                  ------------------------------------------------
INCOME BEFORE INCOME TAXES                                                             285                     328
PROVISION FOR INCOME TAXES                                                              51                      88
                                                                  ------------------------------------------------
NET INCOME                                                                          $  234                  $  240
                                                                  ================================================
OTHER COMPREHENSIVE INCOME, NET OF TAX
  Unrealized securities gains (losses)                                                (258)                   (355)
  Reclassification adjustment                                                          (99)                      -
                                                                  ------------------------------------------------
     Other Comprehensive Income                                                       (357)                   (355)
                                                                  ------------------------------------------------
COMPREHENSIVE INCOME/(LOSS)                                                           (123)                   (115)
                                                                  ================================================
NET INCOME PER COMMON SHARE                                                          $0.35                   $0.38
                                                                  ================================================

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                                          Three Months Ended March 31
                                                                       ---------------------------------
                                                                               1998           1997
                                                                       ---------------------------------
                                                                            (dollars in thousands)
OPERATING ACTIVITIES

Net income                                                                    $    234       $    240
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                                    150            162
  Amortization of premiums                                                         (60)           221
  Gain on sale of loans                                                            (23)             -
  (Gain) loss on sale of other real estate owned                                    (1)            12
  Gain on sale of securities available-for-sale                                   (121)             -
  Provision for losses on other real estate owned                                    0             33
  Interest on capitalized securities                                              (156)             -
  Provision for loan losses                                                        600            425
  Decrease (increase) in other assets                                              113           (645)
  Increase in accrued expenses and other liabilities                                53            287
                                                                       ---------------------------------
          Net cash provided by operating activities                                789            735
                                                                       ---------------------------------
INVESTING ACTIVITIES

Net decrease in loans                                                            1,886            839
Net increase in other short-term investments                                       (25)             -
Additions to bank premises and equipment                                          (228)           (91)
Net proceeds on sale of other real estate owned                                     72            615
Proceeds from sale of securities available-for-sale                              2,059              -
Proceeds from maturities of securities available-for-sale                        5,897          2,000
Purchase of securities available-for-sale                                      (12,163)       (18,679)
Principal collected on securities available-for-sale                             4,077          2,131
                                                                       ---------------------------------
          Net cash provided by (used in) investing activities                    1,575        (13,185)
                                                                       ---------------------------------
FINANCING ACTIVITIES

Cash Dividends                                                                      (6)             -
Net increase in deposits                                                         2,010          6,644
Net increase in securities sold under repurchase agreements                      1,742          3,704
                                                                       ---------------------------------
             Net cash provided by financing activities                           3,746         10,348
                                                                       ---------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 6,110         (2,102)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  23,342         21,992
                                                                       ---------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 29,452       $ 19,890
                                                                       =================================
Supplemental disclosures of cash flow information
Cash paid during the year for
  Interest                                                                    $  1,008       $  1,343
  Taxes                                                                       $      0       $    110

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A  Basis of Presentation

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consistently, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 1997.

Note B  New Accounting Pronouncement

As of January 1,1998, the company adopted, SFAS No, 130, Reporting Comprehensive Income. SFAS No.130 requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements, thereby permitting companies to display the components of other comprehensive income below the total for net income in an income statement, in a separate statement that begins with net income, or in a statement of changes to equity. Such requirement would apply to all enterprises that provide a full set of financial statements. This statement is effective for fiscal years beginning after December 15,1997. Reclassification of financial statements for earlier periods for comparative purposes is required. (See Consolidated Balance Sheets and Statement of Income)

The company also adopted as of January 1, 1998, SFAS No.131, Disclosures about Segments of an Enterprise and Related Information. SFAS No.131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No.131 is effective for financial statements beginning after December
15, 1997.

The implementation of SFAS 131 did not have a significant effect on the Company's financial statements and related footnote disclosures.

Item 2.  Management's Discussion and Analysis or Plan of Operation

As of and for the Three Months Ended March 31, 1998 (dollars in thousands)

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

Overview

     IBW Financial Corporation's net income for the first quarter of 1998 totaled $234, a decrease of $6, or 3% from the comparable period of 1997. This decrease is primarily attributed to an increase in noninterest expenses of $316, an increase in the provision for loan losses of $175, offset by an increase of net interest income of $211, an increase in noninterest income of $237 and a decrease in taxes of $37. Return on average assets (ROAA), and return on average shareholder's equity (ROAE) through the first quarters of 1998 and 1997 were
 .37% and 4.57%, .40% and 5.61%, respectively.

Net Interest Income

     Net interest income increased $211, or 8% over the comparable period in 1997. Interest on loans increased by $215, or 9%, reflecting higher levels of loans. Interest on securities increased $79, or 5%, reflecting higher levels of mortgage backed securities, and obligations of states and political subdivisions, and lower levels of U.S. Treasury securities. Interest on federal funds sold and other increased $39, or 19%, from the 1997 comparable period due primarily to higher volume of federal folds sold. Interest expense increased $122, or 9%, attributed primarily to a higher volume of repurchase agreements, averaging $20,274 for the three months ending March 31, 1998 compared to $12,695 for the comparable period in 1997. Interest expense related to deposits increased $39, while interest expense related to repurchase agreements increased $83. On a tax-equivalent basis, net interest income for the three months ended March 31, 1998 increased $187, or 7%, over the comparable period in 1997. The increase was primarily attributable to an increase in average interest-earning assets, an increase in the net interest spread and principally offset by an increase in average interest-bearing liabilities. Average interest-earning assets increased by $13 million, or 6%, comprised principally of growth in loans of $7 million, taxable securities of $7 million and $2 million in federal funds sold, partially offset by a decline of $4 million in nontaxable securities.

     The interest rate spread was unchanged and stood at 4.47% for both the three months ending March 1997 and March 1998. However, the components of net interest income changed reflecting an increase in the average rate earned on interest-earning assets, except for federal funds sold, and a substantiaL increase in the average volume of repurchase agreements.

     Average interest-bearing liabilities increased $8,151, or 5%, during the three months ending March 31, 1998, as compared to the comparable period in 1997, due primarily to an increase in borrowings. Borrowings consist of repurchase agreements in the amount of $21,238 at March 31, and the note payable of $1,000.

Provision for Loan Losses

     The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. The provision for loan losses increased $175 in the first quarter of 1998, to $600, from $425 for the three months ended March 31, 1997. The increase in the provision for loan losses is attributable to the increase in the level of potential problem loans. Loans with potential credit problems increased from $7,931 at year-end 1997 to $9,350 at March 31, 1998. Nonperforming assets remained the same at $2.1 million for both year-end 1997 and March 31, 1998. See the Non-Performing Assets section for additional information related to the Company's allowance for loan losses.

Noninterest Income

     Noninterest income increased $237, or 36%, to $902 for March 1998 compared to $665 for March 1997. The increase is attributed to $92 of ATM surcharges on nondepositors and $121 in security gains. There were no security gains or ATM surcharges during the first quarter of 1997.

Noninterest Expense

     Noninterest expense for the first quarter of 1998 increased $316, or 12%, over the comparable period of 1997. This increase is attributed primarily to an increase of $286 in salaries and employee benefits, an increase of $21 in occupancy expenses, an increase of $14 in furniture and equipment expenses, and an increase of $12 in data processing costs, partially offset by a $16 decrease in other expenses. The increase in salaries and benefits was attributed largely to $104 of various salary accruals and $28 in 401K expenses during the first quarter of 1998 compared to none during the first quarter of 1997. The remaining $154 represents primarily salary and benefits increase, including those relating to additional staffing for the Rhode Island Avenue Branch, which opened during the second quarter of 1997.

Provision for Income Taxes

     The provision for income taxes for the first quarter of 1998 decreased $37 to $51, or 42%, from the comparable period of 1997, and was attributable primarily to lower income before taxes.

Financial Overview

     Total assets increased $4 million, or 2%, from December 31, 1997 to March 31, 1998, mainly due to an increase in cash and cash equivalents of $6 million, offset primarily by a decrease in loans of $2 million. The increase in assets was primarily funded by deposit growth of $2 million and repurchase agreements growth of $2 million. Total shareholders' equity decreased $231 due primarily to the decrease in the unrealized gain on available-for-sale securities going from a gain of $775 at year-end 1997 to a gain of $517 at March 31, 1998. Retained earnings increased only $27 as $207 in dividends were declared during the first quarter of 1998.

     The carrying value of the Company's securities portfolio was virtually unchanged at $101 million at December 31, 1997 and March 31, 1998. This composition reflected a change as mortgage-backed securities increased $2 million to $59 million, while tax-exempt securities decreased $2 million to $10 million from December 31, 1997 to March 31, 1998. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 2.10 years at March 31, 1998 compared to 2.29 years at December 31, 1997. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of management's ongoing analysis. There are no issuers of securities held by the Company, the securities of which have a book value in excess of 10% of shareholders' equity.

     The allowance for loan losses was $2.1 million at March 31, 1998 compared to $1.7 million at December 31, 1997. The increase in the level of the allowance for loan losses as a percentage of ending loans reflects the increase in the level of loans with potential credit problems. Loan with potential credit problems (excluding nonperforming assets) increased to $9,350 at March 31, 1998 from $7,931 at year-end 1997, representing an increase of $1,419 or 18% The ratio of allowance for possible loan losses to total loans increased to 1.80% at March 31, 1998 from 1.43% at year-end 1997. At March 31, 1998 and year-end 1997, non-performing assets remain the same at $2.1 million and represented .83% and
 .85% respectively of total assets.

             AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS/(1)/

                                    -------------------------------------------------------------------------------------------
                                          Three Months Ended                  Three Months Ended                 Year Ended
                                            March 31, 1998                      March 31, 1997               December 31, 1997
                                    -------------------------------------------------------------------------------------------
                                                          Amount                          Amount                        Amount
                                      Average   Average   Paid or   Average    Average   Paid or   Average   Average   Paid or
                                      Balance     Rate    Earned    Balance     Rate      Earned   Balance     Rate     Earned
                                    -------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Assets

Loans, net                            $114,343     9.46%   $2,667   $107,407      9.26%    $2,452  $111,856     9.33%   $10,434
Taxable securities                      90,837     6.40%    1,434     83,341      6.29%     1,293    88,897     6.31%     5,605
Non-taxable securities/(2)/             12,018     8.57%      254     15,982      8.30%       327    15,919     8.22%     1,309
Federal funds sold                      13,557     5.44%      182     11,529      5.56%       158     6,575     5.66%       372
Interest-bearing deposits held           3,015     6.59%       49      3,000      6.35%        47     3,000     6.10%       183
                                    -------------------------------------------------------------------------------------------
Total interest-earning assets          233,770     7.96%    4,586    221,259      7.84%     4,277   226,247     7.91%    17,903
Cash and due from banks                 10,802                        11,484                         11,108
Bank premises and
  equipment, net                         2,695                         2,464                          2,515
Other assets                             3,931                         5,258                          4,669
                                    ----------                   -----------                     ----------
Total assets                          $251,198                      $240,465                       $244,539
                                    ==========                   ===========                     ==========
Liabilities and
Shareholders' Equity

Interest-bearing demand deposits      $ 27,115     1.99%   $  133   $ 29,307      1.97%    $  142  $ 28,326     1.99%       563
Savings deposits                        64,891     2.75%      440     68,336      2.76%       465    66,724     2.75%     1,836
Time deposits                           64,227     4.53%      717     58,018      4.50%       644    61,041     4.42%     2,697
                                    -------------------------------------------------------------------------------------------
Total interest-bearing deposits        156,233     3.35%    1,290    155,661      3.36%     1,251   156,091     3.26%     5,096
Borrowed funds                           1,000     5.27%       13      1,000      5.27%        13     1,000     5.30%        53
Repurchase agreements                   20,274     4.48%      224     12,695      4.50%       141    16,820     4.46%       767
                                    -------------------------------------------------------------------------------------------
Total interest-bearing liabilities     177,507     3.49%    1,527    169,356      3.36%     1,405   173,911     3.40%     5,916
Noninterest-bearing liabilities         51,890                        52,117                         50,362
Other liabilities                        1,318                         1,878                          2,235
Shareholders' equity                    20,483                        17,114                         18,031
                                    ----------                   -----------                     ----------
Total liabilities and
  shareholders' equity                $251,198                      $240,465                       $244,539
                                    ==========                   ===========                     ==========
Net interest income and net
yield on interest-earning assets
Net interest income                                        $3,059                          $2,872                       $11,987
                                                       ==========                     ===========                   ===========

Interest rate spread                               4.47%                          4.47%                         4.51%
Net yield on average interest-                                                                                  5.30%
  earning assets                                   5.31%                          5.26%
Average interest-earning assets
  to average interest-bearing
  liabilities                                    131.70%                        130.65%                       130.09%

(1) Yields on securities have been computed based upon the historical cost of such securities. Nonaccruing loans are included in average balances.

(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $4,499, and $2,972 for March 31, 1998, $4,166 and $2,761 for March 31, 1997 and $17,458 and
     $11,542 for 1997.

                       LOAN LOSS AND RECOVERY EXPERIENCE

                                                    ------------------------------------------
                                                      Three Months Ended      Year Ended
                                                        March 31, 1998      December 31,1997
                                                    ------------------------------------------
                                                              (dollars in thousands)
Total outstanding loans at year end                             $116,820            $118,646
Average amount of loans outstanding                              114,343             113,511
Allowance for loan losses
  at beginning of year                                             1,702               1,266
Loans charged off:
  Commercial                                                         156                 451
  Real estate mortgage                                                 -                 256
  Installment loans to individuals                                    64                 182
                                                    ------------------------------------------
Total charge-offs                                                    220                 889
                                                    ------------------------------------------
Recoveries of loans previously charged-off:
  Commercial                                                          20                  81
  Real estate mortgage                                                 -                   -
  Installment loans to individuals                                     5                  49
                                                    ------------------------------------------
Total recoveries                                                      25                 130
                                                    ------------------------------------------
Net charge-offs                                                      195                 759
Additions to allowance charged to operations                         600               1,195
                                                    ------------------------------------------
Allowance for loan losses at end of period                      $  2,107            $  1,702
                                                    ==========================================
Ratio of net charge-offs during period
  to average outstanding loans during period                        0.68%               0.67%
Ratio of allowance for possible loan
  losses at period to total loans                                   1.80%               1.43%

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                      --------------------------------------------------------
                        March 31, 1998   Percent  December 31, 1997   Percent
                      --------------------------------------------------------
                                       (dollars in thousands)
Commercial                      $1,836    87.13%             $1,378    80.96%
Real estate mortgage               120     5.70%                117     6.88%
Consumer                           151     7.17%                182    10.69%
Unallocated                          0      0.0%                 25     1.47%
                      --------------------------------------------------------
Total                           $2,107   100.00%             $1,702   100.00%
                      ========================================================

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

     Although management believes that it uses the best information available to make such determinations that the allowance for loan losses is adequate as of the dates shown, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations. Any downturn in the real estate market or general economic conditions in the Washington, DC metropolitan area could result in the Company experiencing increased levels of non-performing assets and charge-offs, significant provisions for loan losses, and significant reductions in net income. Additionally, various regulatory agencies periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments or information available to them at the time of their examination. In light of the foregoing, there can be no assurance that management's determinations as to the future adequacy of the allowance for loan losses will prove accurate, or that additional provisions or charge-offs will not be required.

     The following table sets forth information concerning non-performing assets.

                             NON-PERFORMING ASSETS

                                          -------------------------------------
                                            March 31, 1998   December 31, 1997
                                          -------------------------------------
                                                  (dollars in thousands)
Non-accrual loans/(1)/                              $1,322              $  852

Loans past due 90 days or more
  and still accruing                                   348                 753

Foreclosed properties                                  451                 522
                                                    ------              ------
Total                                               $2,121              $2,127
                                          =====================================

Non-performing assets to gross loans                  1.81%               1.78%
  and foreclosed properties at period
  end

Non-performing assets to total                         .83%                .85%
  assets at period end

1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the three months ended March 31, 1998 and the year ended December 31, 1997 for non-accrual loans had the loans been current in accordance with their original terms was $26 and $223, respectively.


     At March 31, 1998, there were $9,350 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. This represents an increase of $1,419 or 18% from year-end 1997. Included in the total are twenty loans, totaling $6,270 fully collateralized by real estate, four of which represent $3,684 or 59% of the total. The remaining $3,080 consists of sixteen commercial loans, two in excess of $500, totaling $1,498, or 47% of the remaining amount, secured primarily by accounts receivable and various business equipment.

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

                                    IBW FINANCIAL CORPORATION



May 11, 1998                        /s/ B. Doyle Mitchell, Jr.
                                    B. Doyle Mitchell, Jr., President
                                    --------------------------------------------

May 11, 1998                        /s/ Thomas A Wilson
                                    Thomas A. Wilson, Senior Vice President
                                    and Chief Financial and Accounting Officer
                                    --------------------------------------------

                                 EXHIBIT INDEX


Exhibit No.  Description
-----------  -----------

    11       Statement regarding Computation of Per Share Earnings


    27       Financial Data Schedule