Form 10QSB/A
period 1998-03-31
IBW FINANCIAL CORP
filed 1998-06-30
CIK 1013274

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 FORM 10-QSB/A
                               (Amendment No. 1)

        x    Quarterly Report under Section 13 or 15(d) of the Securities
      -----
Exchange Act of 1934
     For the Quarterly Period ended March 31, 1998
                                    --------------

     ____ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _____ to _____

     Commission file number 0-28360

                           IBW Financial Corporation
                 (Name of Small Business Issuer in its Charter)


District of Columbia                                           52-1943477
(State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)

                 4812 Georgia Avenue, NW, Washington, DC  20011
(Address of Principal Executive Offices)                 (Zip Code)

                                 (202) 722-2000
                (Issuer's Telephone Number, Including Area Code)

                                      N/A
  (Former Name, Former Address, and Former Fiscal Year, If Changed Since Last
                                    Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file reports), and (2) has
been subject to such filing requirements for the past 90 days.   X  Yes ____No
                                                               -----

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30, 1998, there were 668,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

     Transitional Small Business Disclosure Format (check one) ____Yes    x  No
                                                                        -----

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
Securities available-for-sale, at

  fair value (amortized cost,

  $100,285 and $99,933)                               101,067            101,106
Loans receivable, net of allowance

  for loan losses of $2,498 and $1,702                113,519            116,476
Other real estate owned, net                              451                522
Bank premises and equipment, net                        2,798              2,672
Other assets                                            3,562              3,584
                                             -----------------------------------
     TOTAL                                           $253,874           $250,702
                                             ===================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Demand deposits                                    $ 53,188           $ 52,922
  Time and savings deposits                           157,018            155,274
                                             -----------------------------------
     Total deposits                                   210,206            208,196
  Securities sold under repurchase agreements          21,238             19,496
  Other liabilities                                     1,887              1,833
  Note payable                                          1,000              1,000
                                             -----------------------------------
     Total liabilities                                234,331            230,525
                                             -----------------------------------
SHAREHOLDERS' EQUITY
Preferred stock - $1 par value; 1,000,000
 authorized

 (500,000 voting and 500,000 nonvoting);

 20,000 series A nonvoting issued and
  outstanding,                                            500                500

 stated at liquidation value
Common stock - $1 par value; 1,000,000
 authorized;
                                                          668                668
  668,360 shares issued and outstanding
Capital surplus                                         5,051              5,051
Retained earnings                                      12,807             13,183
Accumulated other comprehensive income                    517                775
                                             -----------------------------------
     Total shareholders' equity                        19,543             20,177
                                             -----------------------------------
     TOTAL                                           $253,874           $250,702
                                             ===================================



                                      -1-

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                  (UNAUDITED)

                                         Three Months Ended March 31,
                              ------------------------------------------------
                                         1998                     1997
                              ------------------------------------------------
                                (dollars in thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                   $ 2,667                  $2,452
  U.S. treasury securities                         259                     317
  Obligations of U.S.                            1,162                     977
   government agencies and
   corporations
  Obligations of states and                        168                     216
   political subdivisions
  Bank balances and other                          243                     204
   securities
                              ------------------------------------------------
     Total interest income                       4,499                   4,166
                              ------------------------------------------------
INTEREST EXPENSE
  Time certificates over                           215                     175
   $100,000
  Other savings and time                         1,075                   1,076
   deposits
  Securities sold under                            224                     141
   repurchase agreements
  Note payable                                      13                      13
                              ------------------------------------------------
     Total interest expense                      1,527                   1,405
                              ------------------------------------------------
NET INTEREST INCOME                              2,972                   2,761
PROVISION FOR LOAN LOSSES                        1,209                     425
                              ------------------------------------------------
NET INTEREST INCOME AFTER
 PROVISION
                                                 1,763                   2,336
  FOR LOAN LOSSES
                              ------------------------------------------------
NONINTEREST INCOME
  Service charges on deposit                       757                     661
   and checking accounts
  Gain on sale of securities                       121                       -
  Other operating income                            24                       4
                              ------------------------------------------------
     Total noninterest income                      902                     665
                              ------------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee                          1,700                   1,414
   benefits
  Occupancy                                        193                     172
  Furniture and equipment                          181                     167
  Data processing                                  161                     149
  Other                                            754                     771
                              ------------------------------------------------
     Total noninterest expense                   2,989                   2,673
                              ------------------------------------------------
INCOME BEFORE INCOME TAXES                        (324)                    328
PROVISION FOR INCOME TAXES                        (157)                     88
                              ------------------------------------------------
NET INCOME                                       ($167)                 $  240
                              ================================================
OTHER COMPREHENSIVE INCOME,
 NET OF TAX
  Unrealized securities gains                     (258)                   (355)
   (losses)
  Reclassification adjustment                     (209)                      -
                              ------------------------------------------------
     Other Comprehensive                          (467)                   (355)
      Income
                              ------------------------------------------------
COMPREHENSIVE INCOME/(LOSS)                       (634)                   (115)
                              ================================================
NET INCOME PER COMMON SHARE                     ($0.25)                  $0.38
                              ================================================



                                      -2-

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                                   Three Months Ended March 31
                                                ------------------------------
                                                       1998           1997
                                                ------------------------------
                                                     (dollars in thousands)
OPERATING ACTIVITIES
Net income                                             $   (167)      $    240
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                             150            162
  Amortization of premiums                                  (60)           221
  Gain on sale of loans                                     (23)             -
  (Gain) loss on sale of other real estate owned             (1)            12
  Gain on sale of securities available-for-sale            (121)             -
  Provision for losses on other real estate
   owned                                                      0             33
  Interest on capitalized securities                       (156)             -
  Provision for loan losses                               1,209            425
  Decrease (increase) in other assets                       113           (645)
  Increase in accrued expenses and other
   liabilities                                             (155)           287
                                                ------------------------------
          Net cash provided by operating
           activities                                       789            735
                                                ------------------------------
INVESTING ACTIVITIES
Net decrease in loans                                     1,886            839
Net increase in other short-term investments                (25)             -
Additions to bank premises and equipment                   (228)           (91)
Net proceeds on sale of other real estate owned              72            615
Proceeds from sale of securities
 available-for-sale                                       2,059              -
Proceeds from maturities of securities
 available-for-sale                                       5,897          2,000
Purchase of securities available-for-sale               (12,163)       (18,679)
Principal collected on securities
 available-for-sale                                       4,077          2,131
                                                ------------------------------
          Net cash provided by (used in)
          investing activities                            1,575        (13,185)
                                                ------------------------------
FINANCING ACTIVITIES
Cash Dividends                                               (6)             -
Net increase in deposits                                  2,010          6,644
Net increase in securities sold under
 repurchase agreements                                    1,742          3,704
                                                ------------------------------
          Net cash provided by financing
          activities                                      3,746         10,348
                                                ------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          6,110         (2,102)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           23,342         21,992
                                                ------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $ 29,452       $ 19,890
                                                ==============================
Supplemental disclosures of cash flow
 information
Cash paid during the year for
  Interest                                             $  1,008       $  1,343
  Taxes                                                $      0       $    110


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

Note B  New Accounting Pronouncement


As of January 1, 1998, the company adopted, SFAS No. 130 Reporting Comprehensive Income. SFAS No.130 requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements, thereby permitting companies to display the components of other comprehensive income below the total for net income in an income statement, in a separate statement that begins with net income, or in a statement of changes to equity. Such requirement would apply to all enterprises that provide a full set of financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. (See Consolidated Balance Sheets and Statement of Income)

The company also adopted as of January 1, 1998, SFAS No.131, Disclosures about Segments of an Enterprise and Related Information. SFAS No.131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No.131 is effective for financial statements beginning after December 15,1997.

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

Overview

     IBW Financial Corporation's net income for the first quarter of 1998 totaled ($167), a decrease of $407, or 170% from the comparable period of 1997. This decrease is primarily attributed to an increase in the provision for loan losses of $784, an increase in noninterest expenses of $316, offset by an increase of net interest income of $211, an increase in noninterest income of $237 and a decrease in taxes of $245. Return on average assets (ROAA), and return on average shareholder's equity (ROAE) through the first quarters of 1998 and 1997 were (.27%) and (3.26%), .40% and 5.61%, respectively.


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

Provision for Loan Losses

     The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. The provision for loan losses increased $784 in the first quarter of 1998, to $1,209, from $425 for the three months ended March 31, 1997. The increase in the provision for loan losses is attributable to the increase in nonperforming assets and an increase in loans with potential credit problems. Nonperforming assets increased to $2,822 at March 31, 1998 from $2,127 at year end 1997, representing an increase of $695 or 33%. Loans with potential credit problems increased to $8,537 at March 31, 1998 from $7,931 at year-end 1997, representing an increase of $606, or 8%. See the Non-Performing Assets section for additional information related to the Company's allowance for loan losses.

Noninterest Income

     Noninterest income increased $237, or 36%, to $902 for March 1998 compared to $665 for March 1997. The increase is attributed to $92 of ATM surcharges on nondepositors and $121 in security gains. There were no security gains or ATM surcharges during the first quarter of 1997.

Noninterest Expense

     Noninterest expense for the first quarter of 1998 increased $316, or 12%, over the comparable period of 1997. This increase is attributed primarily to an increase of $286 in salaries and employee benefits, an increase of $21 in occupancy expenses, an increase of $14 in furniture and equipment expenses, and an increase of $12 in data processing costs, partially offset by a $16 decrease in other expenses. The increase in salaries and benefits was attributed largely to $104 of various salary accruals and $28 in 401K expenses during the first quarter of 1998 compared to none during the first quarter of 1997. The remaining $154 represents primarily salary and benefits increases, including those relating to additional staffing for the Rhode Island Avenue Branch, which opened during the second quarter of 1997.

Provision for Income Taxes

     The provision for income taxes for the first quarter of 1998 decreased $245 to ($157), or 278%, from the comparable period of 1997, and was attributable to lower income before taxes primarily due to larger provision for loan losses.

Financial Overview

     Total assets increased $4 million, or 2%, from December 31, 1997 to March 31, 1998, mainly due to an increase in cash and cash equivalents of $6 million, offset primarily by a decrease in loans of $2 million. The increase in assets was primarily funded by deposit growth of $2 million and repurchase agreements growth of $2 million. Total shareholders' equity decreased $634 due to the decrease in retained earnings of $376 and the decrease in the unrealized gain
on available-for-sale securities of $258.   $208 in dividends were declared
during the first quarter of 1998.

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

     The allowance for loan losses was $2.5 million at March 31, 1998 compared to $1.7 million at December 31, 1997. The increase in the level of the allowance for loan losses as a percentage of ending loans reflects the increase in nonperforming assets. Nonperforming assets increased $695 or 33% to $2,822 from $2,127 at year-end 1997. Loans with potential credit problems (excluding nonperforming assets) increased to $8,537 at March 31, 1998 from $7,931 at year-end 1997, representing an increase of $606 or 8% The ratio of allowance for possible loan losses to total loans increased to 2.14% at March 31, 1998 from 1.43% at year-end 1997. At March 31, 1998 and year-end 1997, non-performing assets represented 1.11% and .85% respectively of total assets.

             AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS/(1)/

                                          Three Months Ended           Three Months Ended                 Year Ended
                                            March 31, 1998               March 31, 1997               December 31, 1997
                                    -------------------------------------------------------------------------------------------
                                                          Amount                          Amount                        Amount
                                      Average   Average   Paid or   Average    Average   Paid or   Average   Average   Paid or
                                      Balance     Rate    Earned    Balance     Rate      Earned   Balance     Rate     Earned
                                    -------------------------------------------------------------------------------------------
                                                                       (dollars in thousands)
Assets
Loans, net                            $114,343     9.46%   $2,667   $107,407      9.26%    $2,452  $111,856     9.33%   $10,434
Taxable securities                      90,837     6.40%    1,434     83,341      6.29%     1,293    88,897     6.31%     5,605
Non-taxable securities/(2)/             12,018     8.57%      254     15,982      8.30%       327    15,919     8.22%     1,309
Federal funds sold                      13,557     5.44%      182     11,529      5.56%       158     6,575     5.66%       372
Interest-bearing deposits held           3,015     6.59%       49      3,000      6.35%        47     3,000     6.10%       183
                                    -------------------------------------------------------------------------------------------
Total interest-earning assets          233,770     7.96%    4,586    221,259      7.84%     4,277   226,247     7.91%    17,903
Cash and due from banks                 10,802                        11,484                         11,108
Bank premises and
  equipment, net                         2,695                         2,464                          2,515
Other assets                             3,931                         5,258                          4,669
                                    ----------                     ---------                      ---------
Total assets                          $251,198                      $240,465                       $244,539
                                    ==========                     =========                      =========
Liabilities and
Shareholders' Equity
Interest-bearing demand deposits      $ 27,115     1.99%   $  133   $ 29,307      1.97%    $  142  $ 28,326     1.99%       563
Savings deposits                        64,891     2.75%      440     68,336      2.76%       465    66,724     2.75%     1,836
Time deposits                           64,227     4.53%      717     58,018      4.50%       644    61,041     4.42%     2,697
                                    -------------------------------------------------------------------------------------------
Total interest-bearing deposits        156,233     3.35%    1,290    155,661      3.36%     1,251   156,091     3.26%     5,096
Borrowed funds                           1,000     5.27%       13      1,000      5.27%        13     1,000     5.30%        53
Repurchase agreements                   20,274     4.48%      224     12,695      4.50%       141    16,820     4.46%       767
                                    -------------------------------------------------------------------------------------------
Total interest-bearing liabilities     177,507     3.49%    1,527    169,356      3.36%     1,405   173,911     3.40%     5,916
Noninterest-bearing liabilities         51,890                        52,117                         50,362
Other liabilities                        1,318                         1,878                          2,235
Shareholders' equity                    20,483                        17,114                         18,031
                                    ----------                     ---------                      ---------
Total liabilities and
  shareholders' equity                $251,198                      $240,465                       $244,539
                                    ==========                     =========                      =========
Net interest income and net
yield on interest-earning assets
Net interest income                                        $3,059                          $2,872                       $11,987
                                                         ========                        ========                     =========
Interest rate spread                               4.47%                          4.47%                         4.51%
Net yield on average interest-                                                                                  5.30%
  earning assets                                   5.31%                          5.26%
Average interest-earning assets
  to average interest-bearing                                                                                  130.09%
  liabilities                                    131.70%                        130.65%

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

                       LOAN LOSS AND RECOVERY EXPERIENCE

                                      ----------------------------------------
                                        Three Months Ended      Year Ended
                                          March 31, 1998      December 31, 1997
                                      ----------------------------------------
                                                (dollars in thousands)
Total outstanding loans at year end               $116,521            $118,646
Average amount of loans outstanding                114,343             113,511
Allowance for loan losses
  at beginning of year                               1,702               1,266
Loans charged off:
  Commercial                                           374                 451
  Real estate mortgage                                   -                 256
  Installment loans to individuals                      64                 182
                                      ----------------------------------------
Total charge-offs                                      438                 889
                                      ----------------------------------------
Recoveries of loans previously
 charged-off:
  Commercial                                            20                  81
  Real estate mortgage                                   -                   -
  Installment loans to individuals                       5                  49
                                      ----------------------------------------
Total recoveries                                        25                 130
                                      ----------------------------------------
Net charge-offs                                        412                 759
Additions to allowance charged to
 operations                                          1,209               1,195
                                      ----------------------------------------
Allowance for loan losses at end of
 period                                           $  2,498            $  1,702
                                      ========================================
Ratio of net charge-offs during period
  to average outstanding loans during
  period                                              1.44%               0.67%
Ratio of allowance for possible loan
  losses at period to total loans                     2.14%               1.43%

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                      ------------------------------------------------------
                        March 31, 1998  Percent   December 31, 1997  Percent
                      ------------------------------------------------------
                                       (dollars in thousands)
Commercial                      $2,242    89.75%             $1,378    80.96%
Real estate mortgage               119     4.76%                117     6.88%
Consumer                           137     5.49%                182    10.69%
Unallocated                          0      0.0%                 25     1.47%
                      ------------------------------------------------------
Total                           $2,498   100.00%             $1,702   100.00%
                      ======================================================

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

                             NON-PERFORMING ASSETS

                                       ------------------------------------
                                         March 31, 1998   December 31, 1997
                                       ------------------------------------
                                               (dollars in thousands)
Non-accrual loans/(1)/                           $2,023              $  852
Loans past due 90 days or more
  and still accruing                                348                 753
Foreclosed properties                               451                 522
                                                 ------              ------
Total                                            $2,822              $2,127
                                       ====================================
Non-performing assets to gross loans               2.41%               1.78%
  and foreclosed properties at period
  end
Non-performing assets to total                     1.11%                .85%
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



     At March 31, 1998, there were $8,537 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. This represents an increase of $606 or 6% from year-end 1997. Included in the total are nineteen loans, totaling $5,290 fully collateralized by real estate, three of which represent $3,615 or 68% of the total. The remaining $2,459 consists of fifteen commercial loans, one at $708 or 29% of the remaining amount, secured primarily by accounts receivable and various business equipment.

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

                                    IBW FINANCIAL CORPORATION



June 29, 1998                        /s/ B. Doyle Mitchell, Jr.
                                    B. Doyle Mitchell, Jr., President
                                    ------------------------------------------

June 29, 1998                        /s/ Thomas A Wilson
                                    Thomas A. Wilson, Senior Vice President
                                    ------------------------------------------

                                 EXHIBIT INDEX


Exhibit No.  Description
-----------  -----------

  11         Statement regarding Computation of Per Share Earnings


  27         Financial Data Schedule