Form 10QSB
period 1998-06-30
IBW FINANCIAL CORP
filed 1998-08-12
CIK 1013274

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                  FORM 10-QSB


          x Quarterly Report under Section 13 or 15(d) of the Securities
         ---
         Exchange Act of 1934 For the Quarterly Period ended June 30, 1998
                                                             -------------

            Transition report under Section 13 or 15(d) of the Exchange Act
         ---
         For the transition period from       to
                                        -----    -----
         Commission file number   0-28360

                            IBW Financial Corporation
                 (Name of Small Business Issuer in its Charter)

          District of Columbia                             52-1943477
     (State or other jurisdiction                      (I.R.S. Employer
          of incorporation)                          Identification Code)

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 31, 1998, there were 668,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

     Transitional Small Business Disclosure Format (check one)    Yes  x No
                                                               ---    ---

Part I        Financial Information
              ---------------------

Item 1.  Financial Statements

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                                 June 30, 1998        December 31, 1997
                                               ----------------------------------------
                                                        (dollars in thousands)
ASSETS
Cash and cash equivalents
  Cash and due from banks                            $ 12,033                  $ 11,842
  Federal funds sold                                   21,200                    11,500
                                               ----------------------------------------
     Total cash and cash equivalents                   33,233                    23,342
Interest-bearing deposits in banks                      2,416                     3,000
Securities available-for-sale, at
  fair value (amortized cost,
  $107,453 and $99,933)                               108,231                   101,106
Loans receivable, net of allowance
  for loan losses of $2,602 and $1,702                115,957                   116,476
Other real estate owned, net                              322                       522
Bank premises and equipment, net                        2,722                     2,672
Other assets                                            3,660                     3,584
                                               ----------------------------------------
     TOTAL                                           $266,541                  $250,702
                                               ========================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Demand deposits                                    $ 55,600                  $ 52,922
  Time and savings deposits                           164,188                   155,274
                                               ----------------------------------------
     Total deposits                                   219,788                   208,196
  Securities sold under repurchase agreements          24,799                    19,496
  Other liabilities                                     1,296                     1,833
  Note payable                                          1,000                     1,000
                                               ----------------------------------------
     Total liabilities                                246,883                   230,525
                                               ----------------------------------------
SHAREHOLDERS' EQUITY
Preferred stock - $1 par value; 1,000,000
authorized (500,000 voting and 500,000
nonvoting);
 20,000 series A nonvoting issued and
outstanding, stated at liquidation value                  500                       500

Common stock - $1 par value; 1,000,000
authorized; 668,360 shares issued and
outstanding                                               668                       668
Capital surplus                                         5,051                     5,051
Retained earnings                                      12,925                    13,183
Accumulated other comprehensive income                    514                       775
                                               ----------------------------------------
     Total shareholders' equity                        19,658                    20,177
                                               ----------------------------------------
     TOTAL                                           $266,541                  $250,702
                                               ========================================

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)


                                                        Six Months Ended June 30,
                                               ---------------------------------------------
                                                       1998                   1997
                                               ---------------------------------------------
                                               (dollars in thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                              $ 5,335                  $ 5,057
  U.S. treasury securities                                    367                      532
  Obligations of U.S. government agencies and               2,491                    2,207
  corporations
  Obligations of states and political subdivisions            308                      447
  Bank balances and other securities                          560                      302
                                               ---------------------------------------------
     Total interest income                                  9,061                    8,545
                                               ---------------------------------------------
INTEREST EXPENSE
  Time certificates over $100,000                             463                      363
  Other savings and time deposits                           2,195                    2,168
  Securities sold under repurchase agreements                 472                      312
  Note payable                                                 27                       27
                                               ---------------------------------------------
     Total interest expense                                 3,157                    2,870
                                               ---------------------------------------------
NET INTEREST INCOME                                         5,904                    5,676
PROVISION FOR LOAN LOSSES                                   1,844                      735
                                               ---------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                           4,060                    4,941
                                               ---------------------------------------------
NONINTEREST INCOME
  Service charges on deposit and checking
  accounts                                                  1,648                    1,409
  Gain  on sale of trading securities                           0                       22
  Gain on sale of securities available for sale               121                       --
  Other operating income                                        3                       73
                                               ---------------------------------------------
     Total noninterest income                               1,772                    1,504
                                               ---------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                            3,271                    3,014
  Occupancy                                                   383                      341
  Furniture and equipment                                     386                      288
  Data processing                                             330                      298
  Other                                                     1,670                    1,648
                                               ---------------------------------------------
     Total noninterest expense                              6,040                    5,589
                                               ---------------------------------------------
INCOME BEFORE INCOME TAXES                                   (208)                     855
(BENEFIT) PROVISION FOR INCOME TAXES                         (156)                     225
                                               ---------------------------------------------
NET (LOSS) INCOME                                            ($52)                    $630
                                               =============================================
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
  Unrealized securities gains (losses)                       (261)                     218
  Reclassification adjustment                                (206)                    (189)
                                               ---------------------------------------------
     Other Comprehensive Income                              (467)                      31
                                               ---------------------------------------------
COMPREHENSIVE INCOME/(LOSS)                                  (519)                     659
                                               =============================================
NET INCOME PER COMMON SHARE                                ($0.08)                   $0.99
                                               =============================================

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                 QUARTER ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                  (UNAUDITED)

                                                                    Quarter Ended June 30,
                                                         ---------------------------------------------
                                                                 1998                   1997
                                                         ---------------------------------------------
                                                         (dollars in thousands, except per share data)
INTEREST INCOME
  Interest and fees on loans                                       $ 2,668                   $ 2,605
  U.S. treasury securities                                             108                       215
  Obligations of U.S. government agencies and
  corporations                                                       1,329                     1,230
  Obligations of states and political subdivisions                     140                       231
  Bank balances and other securities                                   317                        98
                                                         ---------------------------------------------
     Total interest income                                           4,562                     4,379
                                                         ---------------------------------------------
INTEREST EXPENSE
  Time certificates over $100,000                                      248                       188
  Other savings and time deposits                                    1,120                     1,092
  Securities sold under repurchase agreements                          248                       171
  Note payable                                                          14                        14
                                                         ---------------------------------------------
     Total interest expense                                          1,630                     1,465
                                                         ---------------------------------------------
NET INTEREST INCOME                                                  2,932                     2,914
PROVISION FOR LOAN LOSSES                                              635                       310
                                                         ---------------------------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                    2,297                     2,604
                                                         ---------------------------------------------
NONINTEREST INCOME
  Service charges on deposit and checking accounts                     868                       748
  Gain on sale of trading securities                                     0                        22
  Other operating income                                                 2                        69
                                                         ---------------------------------------------
     Total noninterest income                                          870                       839
                                                         ---------------------------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                     1,571                     1,600
  Occupancy                                                            190                       169
  Furniture and equipment                                              205                       121
  Data processing                                                      169                       149
  Other                                                                916                       877
                                                         ---------------------------------------------
     Total noninterest expense                                       3,051                     2,916
                                                         ---------------------------------------------
INCOME BEFORE INCOME TAXES                                             116                       527
PROVISION FOR INCOME TAXES                                               1                       137
                                                         ---------------------------------------------
NET INCOME                                                            $115                      $390
                                                         =============================================
OTHER COMPREHENSIVE INCOME, NET OF TAX
  Unrealized securities gains (losses)                                  (3)                      557
  Reclassification adjustment                                            3                        17
                                                         ---------------------------------------------
     Other Comprehensive Income                                          0                       574
                                                         ---------------------------------------------
COMPREHENSIVE INCOME                                                   115                       964
                                                         =============================================
NET INCOME PER COMMON SHARE                                          $0.17                     $0.61
                                                         =============================================

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)


                                                                    Six Months Ended June 30
                                                           -------------------------------------------
                                                                   1998                   1997
                                                           -------------------------------------------
                                                                      (dollars in thousands)
OPERATING ACTIVITIES
Net (loss) income                                                $    (52)                 $    630
Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization                                       294                       277
  Amortization of premiums                                           (472)                      441
  Gain on sale of loans                                               (45)                      (48)
  (Gain) loss on sale of other real estate owned                       25                      (462)
  Proceeds from sale of trading securities                           (121)                    1,018
  Provision for losses on other real estate owned                       0                        33
  Interest on capitalized securities                                 (258)                       --
  Provision for loan losses                                         1,844                       735
  Increase in other assets                                            (26)                     (316)
  (Decrease) increase in accrued expenses and other
  liabilities                                                        (537)                      632
                                                           -------------------------------------------
          Net cash provided by operating activities                   652                     2,940
                                                           -------------------------------------------
INVESTING ACTIVITIES
Net increase in loans                                              (1,147)                   (4,913)
Net increase in short-term investments                                584                         0
Proceeds from sale of loans                                             0                       476
Additions to bank premises and equipment                             (259)                     (182)
Net proceeds on sale of other real estate owned                       175                       717
Proceeds from sale of securities available-for-sale                 2,059                        --
Proceeds from maturities of securities available-for-sale          18,866                     3,500
Purchase of securities available-for-sale                         (42,705)                  (21,201)
Principal collected on securities available-for-sale               14,977                     4,953
                                                           -------------------------------------------
Net cash  used in investing activities                             (7,450)                  (16,650)
                                                           -------------------------------------------
FINANCING ACTIVITIES
Cash Dividends                                                       (206)                     (191)
Net increase in deposits                                           11,592                     1,017
Net increase in securities sold under repurchase
agreements                                                          5,303                     6,243
                                                           -------------------------------------------
Net cash provided by financing activities                          16,689                     7,069
                                                           -------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    9,891                    (6,641)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     23,342                    21,992
                                                           -------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 33,233                  $ 15,351
                                                           ===========================================
Supplemental disclosures of cash flow information
Cash paid during the year for
  Interest                                                       $  3,079                  $  2,259
  Taxes                                                          $      0                  $    110

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A  Basis of Presentation

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consistently, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 1997.

Note B  New Accounting Pronouncement


As of January 1,1998, the company adopted, SFAS No, 130, Reporting Comprehensive statement that is displayed with the same prominence as other financial statements, thereby permitting companies to display the components of other comprehensive income below the total for net income in an income statement, in a separate statement that begins with net income, or in a statement of changes to equity. Such requirement would apply to all enterprises that provide a full set of financial statements. This statement is effective for fiscal years beginning after December 15,1997. Reclassification of financial statements for earlier periods for comparative purposes is required. (See Consolidated Balance Sheets and Statement of Income)

The company also adopted as of January 1, 1998, SFAS No.131, Disclosures about Segments of an Enterprise and Related Information. SFAS No.131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No.131 is effective for financial statements beginning after December 15,1997.

The implementation of SFAS 131 did not have a significant effect on the Company's financial statements and related footnote disclosures.

Item 2. Management's Discussion and Analysis for Financial Condition and Result of Operation

As of and for the Six Months Ended June 30, 1998 (dollars in thousands)

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

Results of Operation

     IBW Financial Corporation's net income(loss) for the first half of 1998 totaled ($52), a decrease of $680, or 108% from the comparable period of 1997. This decrease is primarily attributed to an increase in the provision for loan losses of $1,109, an increase in noninterest expenses of $451, offset by an increase of net interest income of $228, an increase in noninterest income of $271 and a decrease in taxes of $381. Return on average assets (ROAA), and return on average shareholder's equity (ROAE) through the first half of 1998 and 1997 were (.04%) and (.52%), .52% and 7.26%, respectively.

Net Interest Income

     Net interest income increased $228, or 4% over the comparable period in 1997. Interest on loans increased by $278, or 5%, reflecting higher levels of loans. Interest on securities increased $20, or 1%, reflecting higher levels of mortgage backed securities, and lower levels of obligations of states and political subdivisions and of U.S. Treasury securities. Interest on federal funds sold and other increased $258, or 85%, from the 1997 comparable period due primarily to higher volume of federal folds sold. Interest expense increased $288, or 10%, attributed primarily to a higher volume of repurchase agreements and time deposits offset by lower levels of savings and interest bearing demand deposits. Repurchase agreements and time deposits averages increased $7,808 or 58% and $6,190 or 10% respectively, while interest bearing deposits and saving deposits averages decreased $1,960 or 7% and $2,315 or 3% respectively, over the comparable period of 1997. Interest expense related to deposits increased $127, while interest expense related to repurchase agreements increased $160. On a tax-equivalent basis, net interest income for the six months ended June 30, 1998 increased $158, or 3%, over the comparable period in 1997. The increase was primarily attributable to an increase in average interest-earning assets but offset by a decrease in the net interest spread and by an increase in average interest-bearing liabilities. Average interest-earning assets increased by $15 million, or 6%, comprised principally of growth in federal funds sold of $8 million, loans of $7 million, taxable securities of $6 million, partially offset by a decline of $5 million in nontaxable securities.

     The interest rate spread was 4.27% for the six months ended June 30, 1998, down from 4.54% at June 30, 1997. The decreased is attributed primarily to lower yields on the average interest earning assets, decreasing to 7.79% compared to 7.92% from a year ago and higher yields on interest bearing liabilities increasing to 3.52% from 3.38% a year ago.

Provision for Loan Losses

     The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. The provision for loan losses increased $1,109 in the first half of 1998, to $1,844, from $735 for the first half 1997. The increase in the provision for loan losses is attributable to an increase in nonperforming assets and an increase in loans with potential credit problems. Nonperforming assets increased to $4,277 at June 30, 1998 from $2,127 at year end 1997, and representing an increase of $2,150 or 101%. Loans with potential credit problems increased to $9,949 at June 30, 1998 from $7,931 at year-end 1997, representing an increase of $2,018 or 25%. See the Non-Performing Assets section for additional information related to the Company's allowance for loan losses.

Noninterest Income

     Noninterest income increased $271, or 18%, to $1,772 for June 1998 compared to $1,501 for June 1997. The increase is attributed primarily to $192 of ATM surcharges on nondepositors and $121 in gain on sale of securities. There were no ATM surcharges during the first six months of 1997, however there was $22 realized on the gain of sale on trading securities and $69 in unrealized gains resulting from the securitization of three pools of mortgage loans totaling $3.1 million.

Noninterest Expense

     Noninterest expense for the first half of 1998 increased $451, or 8%, over the comparable period of 1997. This increase is attributed primarily to an increase of $257 in salaries and employee benefits, an increase of $42 in occupancy expenses, an increase of $98 in furniture and equipment expenses, an increase of $32 in data processing costs and a $22 increase in other expenses. The increase in salaries and benefits was attributed largely to $257 in salary increases with $91 attributed to the staff at the Rhode Island Avenue Branch which opened late in the second quarter of 1997. Additionally, the Rhode Island Avenue Branch increased other related noninterest expenses by approximately $35. Depreciation on furniture and fixtures, and expenses associated with repairs and maintenance on furniture and fixtures increased $39 and $46, respectively over comparable period of 1997. The increase in depreciation was due primarily to management changing the write-off of computer equipment depreciation in 1998, going from a 5 year write-off to a three year write-off .

Provision for Income Taxes

     The provision for income taxes for the first half of 1998 decreased $381 to ($156), or 169%, from the comparable period of 1997, and was attributable to lower income before taxes primarily due to larger provision for loan losses and tax-exempt income of approximately $246.

Liquidity and Capital Resources

     Total assets increased $16 million, or 6%, from December 31, 1997 to June 30, 1998, mainly due to an increase in cash and cash equivalents of $10 million, securities of $7 million, offset primarily by a decrease in loans of $1 million. The increase in assets was primarily funded by deposit growth of $12 million and repurchase agreements growth of $5 million. Total shareholders' equity decreased $519 due to the decrease in retained earnings of $258 and the decrease in the unrealized gain on available-for-sale securities of $261. $208 in dividends were paid during the first half of 1998.

     The carrying value of the Company's securities portfolio was $108 million at June 30, 1998 compared to $101 million at December 31, 1997. This composition reflected a change as mortgage-backed securities increased $5 million to $62 million, while tax-exempt securities decreased $2 million to $10 million from December 31, 1997 to June 30, 1998. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 2.1 years at June 30, 1998 compared to
2.29 years at December 31, 1997. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of management's ongoing analysis. There are no issuers of securities held by the Company, the securities of which have a book value in excess of 10% of shareholders' equity.

     The allowance for loan losses was $2.6 million at June 30, 1998 compared to $1.7 million at December 31, 1997. The increase in the level of the allowance for loan losses as a percentage of ending loans reflects the increase in nonperforming assets and the level of potential credit problems . Nonperforming assets increased $2,150 or 101% to $4,277 from $2,127 from year end 1997. Loan with potential credit problems (excluding nonperforming assets) increased to $9,949 at June 30, 1998 from $7,931 at year-end 1997, representing an increase of $2,018 or 25% The ratio of allowance for possible loan losses to total loans increased to 2.19% at June 30, 1998 from 1.43% at year-end 1997. At June 30, 1998 and year-end 1997, non-performing assets represented 1.60 % and .85% respectively of total assets.

              AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS/(1)/

                                  --------------------------------------------------------------------------------------------------

                                          Six Months Ended                 Six Months Ended                    Year Ended
                                           June 30, 1998                     June 30, 1997                 December 31, 1997
                                  --------------------------------------------------------------------------------------------------

                                                           Amount                            Amount                         Amount
                                    Average     Average    Paid or    Average     Average    Paid or  Average     Average   Paid or
                                    Balance      Rate      Earned     Balance      Rate      Earned   Balance      Rate     Earned
                                  --------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
Assets
Loans, net                         $115,396      9.32%     $ 5,335  $ 108,842      9.37%    $ 5,057  $111,856      9.33%   $ 10,434
Taxable securities                   93,867      6.22%       2,894     87,538      6.32%      2,744    88,897      6.31%      5,605
Non-taxable securities/(2)/          11,047      8.52%         467     16,585      8.23%        677    15,919      8.22%      1,309
Federal funds sold                   15,606      5.62%         435      7,522      5.58%        208     6,575      5.66%        372
Interest-bearing deposits held        2,798      6.41%          89      3,000      5.98%         89     3,000      6.10%        183
                                  --------------------------------------------------------------------------------------------------

Total interest-earning assets       238,714      7.79%       9,220    223,487      7.92%      8,775   226,247      7.91%     17,903
Cash and due from banks              11,173                            11,360                          11,108
Bank premises and
  equipment, net                      2,741                             2,462                           2,515
Other assets                          4,150                             4,990                           4,669
                                  ----------                        ----------                       ---------
Total assets                       $256,778                          $242,299                        $244,539
                                  ==========                        ==========                       =========
Liabilities and
Shareholders' Equity
Interest-bearing demand deposits   $ 27,244      1.72%    $    233   $ 29,204      1.99%   $    288  $ 28,326      1.99%        563
Savings deposits                     65,732      2.74%         894     68,047      2.76%        930    66,724      2.75%      1,836
Time deposits                        65,570      4.71%       1,531     59,381      4.46%      1,313    61,041      4.42%      2,697
                                  --------------------------------------------------------------------------------------------------

Total interest-bearing deposits     158,546      3.38%       2,658    156,632      3.26%      2,531   156,091      3.26%      5,096
Borrowed funds                        1,000      5.44%          27      1,000      5.44%         27     1,000      5.30%         53
Repurchase agreements                21,363      4.46%         472     13,555      4.64%        312    16,820      4.46%        767
                                  --------------------------------------------------------------------------------------------------

Total interest-bearing
liabilities                         180,909      3.52%       3,157    171,187      3.38%      2,870   173,911      3.40%      5,916
Noninterest-bearing liabilities      53,336                            51,680                          50,362
Other liabilities                     2,416                             2,128                           2,235
Shareholders' equity                 20,117                            17,304                          18,031
                                  ----------                        ----------                       ---------
Total liabilities and
  shareholders' equity             $256,778                          $242,299                        $244,539
                                  ==========                        ==========                       =========
Net interest income and net
yield on interest-earning assets
Net interest income                                        $ 6,063                          $ 5,905                        $ 11,987
                                                        ===========                       ==========                      ==========

Interest rate spread                             4.27%                             4.54%                           4.51%
Net yield on average interest-                                                                                     5.30%
  earning assets                                 5.12%                             5.33%
Average interest-earning assets                                                                                  130.09%
  to average interest-bearing
  liabilities                                  131.95%                           130.65%


/(1)/ Yields on securities have been computed based upon the historical cost of such securities. Nonaccruing loans are included in average balances.

/(2)/ Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $9,061, and $5,904 for June 30, 1998, $8,545 and $5,676 for June 30, 1997 and $17,458 and
      $11,542 for 1997.

                       LOAN LOSS AND RECOVERY EXPERIENCE

                                               ------------------------------------------
                                                 Six Months Ended          Year Ended
                                                  June 30, 1998         December 31, 1997
                                               ------------------------------------------
                                                            (dollars in thousands)
        Total outstanding loans at period end              $119,066            $118,646
        Average amount of loans outstanding                 115,396             113,511
        Allowance for loan losses
          at beginning of year                                1,702               1,266
        Loans charged off:
          Commercial                                            898                 451
          Real estate mortgage                                    -                 256
          Installment loans to individuals                      105                 182
                                               ------------------------------------------
        Total charge-offs                                     1,003                 889
                                               ------------------------------------------
        Recoveries of loans previously charged-off:
          Commercial                                             31                  81
          Real estate mortgage                                    -                   -
          Installment loans to individuals                       28                  49
                                               ------------------------------------------
        Total recoveries                                         59                 130
                                               ------------------------------------------
        Net charge-offs                                         944                 759
        Additions to allowance charged
        to operations                                         1,844               1,195
                                               ------------------------------------------
        Allowance for loan losses at end of
        period                                             $  2,602            $  1,702
                                               ==========================================
        Ratio of net charge-offs during
         period to average outstanding loans
          during period                                    1.64%/(1)/             0.67%

        Ratio of allowance for possible loan
          losses at period-end to total loans                 2.19%               1.43%

(1)  Annualized

              ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                             --------------------------------------------------------------
                                 June 30, 1998      Percent    December 31, 1997    Percent
                             --------------------------------------------------------------
                                                    (dollars in thousands)
        Commercial                        $ 2,041    78.44%            $  1,378     80.96%
        Real estate mortgage                  322    12.37%                 117      6.88%
        Consumer                              187     7.19%                 182     10.69%
        Unallocated                            52     2.00%                  25      1.47%
                             --------------------------------------------------------------
        Total                             $ 2,602   100.00%            $  1,702    100.00%
                             ==============================================================

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

                                    NON-PERFORMING ASSETS

                                          -------------------------------------
                                           June 30, 1998    December 31, 1997
                                          -------------------------------------
                                                   (dollars in thousands)
       Non-accrual loans/(1)/                      $ 1,753               $ 852
       Loans past due 90 days or more
         and still accruing                          2,202                 753
       Foreclosed properties                           322                 522
                                                    ------               -----
       Total                                       $ 4,277             $ 2,127
                                          =====================================
       Non-performing assets to gross                3.60%               1.78%
       loans and foreclosed properties at
       period end
       Non-performing assets to total                1.60%                .85%
         assets at period end

1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the six months ended June 30, 1998 and the year ended December 31, 1997 for non-accrual loans had the loans been current in accordance with their original terms was $98 and $223, respectively.


     At June 30, 1998, there were $9,949 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. This represents an increase of $2,018 or 25% from year-end 1997. Included in the total are nineteen loans, totaling $7,466 fully collateralized by real estate, three of which represent $3,372 or 45% of the total. The remaining $2,483 consists of sixteen commercial loans, three in excess of $400 and totaling $1,516 or 61% of the remaining amount, secured primarily by accounts receivable and various business equipment.

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

                                     IBW FINANCIAL CORPORATION



August 12, 1998                       /s/ B. Doyle Mitchell, Jr.
                                     ---------------------------
                                     B. Doyle Mitchell, Jr., President


August 12, 1998                       /s/ Thomas A Wilson
                                     --------------------------------
                                     Thomas A. Wilson, Senior Vice President
                                      and Chief Financial and Accounting Officer

                                 EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

     11           Statement regarding Computation of Per Share Earnings


     27           Financial Data Schedule

                                                                      Exhibit 11


                STATEMENT OF COMPUTATION OF PER SHARE EARNINGS


                                                Six Months Ended June 30,
                                           -------------------------------------
                                                 1998               1997
                                           -------------------------------------
        Earnings per common share
          Basic and diluted                     ($0.08)             $0.99
        Average shares outstanding
          Basic and diluted                     668,360            637,160