Form 10QSB
period 1998-09-30
IBW FINANCIAL CORP
filed 1998-11-16
CIK 1013274

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

           x  Quarterly Report under Section 13 or 15(d) of the Securities
         ----
         Exchange Act of 1934 For the Quarterly Period ended September 30, 1998
                                                             ------------------

         ____ Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from _____ to _____

         Commission file number 0-28360
                                ------------------------------------------------

                           IBW Financial Corporation
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)


District of Columbia                                     52-1943477
-------------------------------------    ---------------------------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 31, 1998, there were 668,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

     Transitional Small Business Disclosure Format (check one)        Yes  x  No
                                                                  ----    ----

Part I    Financial Information
          ---------------------

Item 1.  Financial Statements

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)

                                                 September 30,   December 31,
                                                     1998           1997
                                                 ----------------------------
                                                    (dollars in thousands)
ASSETS

Cash and cash equivalents

  Cash and due from banks                           $ 12,374      $ 11,842

  Federal funds sold                                  19,200        11,500
                                                 ----------------------------

     Total cash and cash equivalents                  31,574        23,342

Interest-bearing deposits in banks                       448         3,000

Securities available-for-sale, at
  fair value (amortized cost,
  $119,919 and $99,933)                              120,556       101,106

Loans receivable, net of allowance
  for loan losses of $2,930 and $1,702               110,687       116,476

Other real estate owned, net                             343           522

Bank premises and equipment, net                       2,640         2,672

Other assets                                           3,911         3,584
                                                 ----------------------------

     TOTAL                                          $270,159      $250,702
                                                 ============================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

  Demand deposits                                   $ 54,753      $ 52,922

  Time and savings deposits                          165,103       155,274
                                                 ----------------------------

     Total deposits                                  219,856       208,196

  Securities sold under repurchase agreements         28,616        19,496

  Other liabilities                                    1,379         1,833

  Note payable                                         1,000         1,000
                                                 ----------------------------

     Total liabilities                               250,851       230,525
                                                 ----------------------------

SHAREHOLDERS' EQUITY

Preferred stock - $1 par value; 1,000,000
  (500,000 voting and 500,000 nonvoting)
  authorized; 20,000 Series A                             500           500
  Nonvoting issued and outstanding,
  stated at liquidation value

Common stock - $1 par value; 1,000,000
  authorized; 668,360 and 668,360 shares
  issued and outstanding                                 668           668


Capital surplus                                        5,051         5,051

Retained earnings                                     12,669        13,183

Accumulated other comprehensive income                   420           775
                                                 ----------------------------

     Total shareholders' equity                       19,308        20,177
                                                 ----------------------------

     TOTAL                                          $270,159      $250,702
                                                 ============================

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
          NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                                                             Nine Months Ended September 30,
                                                                     ---------------------------------------------
                                                                              1998                   1997
                                                                     ---------------------------------------------
                                                                      (dollars in thousands, except per share data)
INTEREST INCOME

  Interest and fees on loans                                                   $  7,916            $  7,757

  U.S. treasury securities                                                          395                 948

  Obligations of U.S. government agencies and corporations                        3,805               3,222

  Obligations of states and political subdivisions                                  448                 668

  Bank balances and other securities purchased
    under agreements to resell                                                      846                 411
                                                                     ---------------------------------------------

     Total interest income                                                       13,410              13,006
                                                                     ---------------------------------------------

INTEREST EXPENSE

  Time certificates over $100,000                                                   722                 560

  Other savings and time deposits                                                 3,328               3,247

  Securities sold under repurchase agreements                                       774                 535

  Note payable                                                                       40                  40
                                                                     ---------------------------------------------

     Total interest expense                                                       4,864               4,382
                                                                     ---------------------------------------------

NET INTEREST INCOME                                                               8,546               8,624

PROVISION FOR LOAN LOSSES                                                         2,419                 915
                                                                     ---------------------------------------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                                 6,127               7,709
                                                                     ---------------------------------------------

NONINTEREST INCOME

  Service charges on deposit and checking accounts                                2,476               2,139

  Gain on sale of trading securities                                                 --                  61

  Gain on sale of available-for-sale securities                                     201                  49

  Other operating income                                                             20                 105
                                                                     ---------------------------------------------

     Total noninterest income                                                     2,697               2,354
                                                                     ---------------------------------------------

NONINTEREST EXPENSE

  Salaries and employee benefits                                                  5,134               4,589

  Occupancy                                                                         571                 527

  Furniture and equipment                                                           572                 457

  Data processing                                                                   494                 447

  Other                                                                           2,551               2,615
                                                                     ---------------------------------------------

     Total noninterest expense                                                    9,322               8,635
                                                                     ---------------------------------------------

(LOSS) INCOME BEFORE INCOME TAXES                                                  (498)              1,428

INCOME TAX (BENEFIT) PROVISION                                                     (203)                375
                                                                     ---------------------------------------------

NET (LOSS) INCOME                                                                 ($295)           $  1,053

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX

Unrealized securities gains (losses)                                               (355)                403

Reclassification adjustment                                                        (133)                (32)

  Total Other Comprehensive Income                                                 (488)                371

COMPREHENSIVE (LOSS) INCOME                                                        (783)              1,424
                                                                    ==============================================

BASIC & DILUTED NET (LOSS) INCOME PER COMMON SHARE                                ($.44)           $   1.65
                                                                    ==============================================


                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
          THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                                                    Three Months Ended September 30,
                                                                -----------------------------------------
                                                                      1998                 1997
                                                                -----------------------------------------
                                                                (dollars in thousands, except per share
                                                                                 data)
INTEREST INCOME

  Interest and fees on loans                                              $ 2,581                 $2,700

  U.S. treasury securities                                                     28                    416

  Obligations of U.S. government agencies and corporations                  1,314                  1,015

  Obligations of states and political subdivisions                            140                    221

  Bank balances and other securities purchased
    under agreements to resell                                                286                    109
                                                                -----------------------------------------

     Total interest income                                                  4,349                  4,461
                                                                -----------------------------------------

INTEREST EXPENSE

  Time certificates over $100,000                                             259                    197

  Other savings and time deposits                                           1,133                  1,079

  Securities sold under repurchase agreements                                 302                    223

  Note payable                                                                 13                     13
                                                                -----------------------------------------

     Total interest expense                                                 1,707                  1,512
                                                                -----------------------------------------

NET INTEREST INCOME                                                         2,642                  2,949

PROVISION FOR LOAN LOSSES                                                     575                    180
                                                                -----------------------------------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                           2,067                  2,769
                                                                -----------------------------------------

NONINTEREST INCOME

  Service charges on deposit and checking accounts                            828                    730

  Gain on sale of trading securities                                            -                     39

  Gain on sale of available-for-sale securities                                80                     49

  Other operating income                                                       17                     32
                                                                -----------------------------------------

     Total noninterest income                                                 925                    850
                                                                -----------------------------------------

NONINTEREST EXPENSE

  Salaries and employee benefits                                            1,863                  1,575

  Occupancy                                                                   188                    186

  Furniture and equipment                                                     186                    169

  Data processing                                                             164                    149

  Other                                                                       881                    967
                                                                -----------------------------------------

     Total noninterest expense                                              3,282                  3,046
                                                                -----------------------------------------

(LOSS) INCOME BEFORE INCOME TAXES                                           (290)                    573

INCOME TAX (BENEFIT) PROVISION                                               (47)                    150
                                                                -----------------------------------------

NET (LOSS) INCOME                                                          ($243)                   $423

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX

Unrealized securities gains (losses)                                         (94)                    185

Reclassification adjustment                                                  (53)                   (32)

       Other Comprehensive Income                                           (147)                    153

COMPREHENSIVE (LOSS) INCOME                                                 (390)                    576
                                                                =========================================

BASIC & DILUTED NET (LOSS) INCOME PER COMMON SHARE                        ($0.36)                  $0.66
                                                                =========================================

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                                   Nine Months Ended September 30
                                                             -------------------------------------------
                                                                     1998                   1997
                                                             -------------------------------------------
                                                                       (dollars in thousands)
OPERATING ACTIVITIES

Net (loss) income                                                        ($  295)               $ 1,053

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization                                              309                    440

  Amortization of premiums and accretion of discounts, net                  (511)                  (469)

  Other (gains) and losses, net                                              (29)                   (83)

  Interest capitalized on securities                                        (402)                  (665)

  Gain on sale of securities available-for-sale                             (201)                   (47)

  Proceeds from sale of trading securities                                     -                  3,164

  Provision for losses on other real estate owned                            (50)                    59

  Provision for loan losses                                                2,419                    915

  Decrease (increase) in other assets                                        199                   (408)

  Increase in accrued expenses and other liabilities                         924                    678
                                                             -------------------------------------------

          Net cash provided by operating activities                          515                  5,575
                                                             -------------------------------------------

INVESTING ACTIVITIES

  Net increase in loans                                                     (516)               (10,324)

  Net increase (decrease) in short term investments                        3,000                      -

  Proceeds from sale of loans                                              4,164                    476

  Additions to bank premises and equipment                                  (281)                  (467)

  Net proceeds on sale of other real estate owned                            204                    779

  Proceeds from sale of securities available-for-sale                      2,935                  7,841

  Proceeds from maturities of securities available-for-sale               24,312                  5,462

  Purchase of securities available-for-sale                              (69,877)               (28,683)

  Principal collected on securities available-for-sale                    23,657                  4,253
                                                             -------------------------------------------

          Net cash used in investing activities                          (12,402)               (20,663)
                                                             -------------------------------------------

FINANCING ACTIVITIES

  Dividends paid                                                            (213)                  (191)

  Net increase (decrease) in deposits                                     11,660                 (1,458)

  Issuance of stock                                                            -                  1,260

  Net increase in securities sold under
    repurchase agreements                                                  9,120                 11,230
                                                             -------------------------------------------

          Net cash provided by financing activities                       20,567                 10,841
                                                             -------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           8,680                 (4,247)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            23,342                 21,992
                                                             -------------------------------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 32,022               $ 17,745
                                                             ===========================================

Supplemental disclosures of cash flow information

Cash paid during the year for

  Interest                                                                  $4,861               $ 3,881

  Taxes                                                                        200                   110

Non-Cash Transactions:

  Transfers of loans to Other real estate owned                               $ 62                 $ 268

  Securitization of mortgage loans                                               -                 3,102

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A  Basis of Presentation

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report to Shareholders for the year ended December 31, 1997.


Note B  New Accounting Pronouncement

As of January 1, 1998, the Company adopted, SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements, thereby permitting companies to display the components of other comprehensive income below the total for net income in an income statement, in a separate statement that begins with net income, or in a statement of changes to equity. Such requirement would apply to all enterprises that provide a full set of financial statements. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods for comparative purposes is required. (See Consolidated Balance Sheets and Statement of Income).

The Company also adopted as of January 1, 1998, SFAS No. 131, Disclosure about Segments of Enterprise and Related Information. SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements beginning after December 15, 1997.

The implementation of SFAS 131 did not have a significant effect on the company's financial statements and related footnote disclosures.

Item 2.  Management's Discussion and Analysis or Plan of Operation

As of and for the Nine Months Ended September 30, 1998 (dollars in thousands)

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

Overview

         IBW Financial Corporation's net loss for the nine months period ended September 30, 1998 totaled $295, a decrease of $1,348, or 128.0% from net income for the comparable period of 1997. This decrease is primarily attributed to an increase of $1,504 in the provision for loan losses, noninterest expenses of $687, and an decrease of $78 in the net interest income, offset by aN increase of $343 in noninterest income and a decrease $578 in income taxes. Return on average assets (ROAA), and return on average shareholder's equity (ROAE) for the nine month period ended September 30, 1998 and 1997 were (.15%) and (20.3%),
 .58% and 8.01%, respectively.

         On August 25, 1998, Industrial Bank, National Association (the "Bank"), the Company's wholly owned subsidiary, entered into a Formal Agreement with the Office of the Comptroller of the Currency (the "Agreement"). The Agreement, which is described in greater detail in the Company's Current Report on Form 8-K dated August 25, 1998, does not contain any capital directives or other requirement that the Bank or the Company maintain a capital level in excess of those generally required.

Net Interest Income

         During the nine month period ended September 30, 1998, net interest income decreased $78, or .90% from the comparable period in 1997. Interest and fees on loans increased by $159, or 2.05%, reflecting primarily higher levels of loans but lower yields coupled with higher levels of nonaccrual loans. Interest on securities decreased $190, or 3.9% attributable largely to the increased writedown of premiums on collateralized mortgage obligations due to the rapidly decreasing interest rate environment in the market place, which caused early prepayment of underlying loans. Additionally, the composition of the investment portfolio has changed since December 31, 1997 to reflect higher levels of mortgage backed securities and U. S. Agency obligations and lower levels of obligations of states and political subdivisions and U.S. Treasury securities. Interest on federal funds sold and other interest earning assets increased $435, or 105.8%, from the 1997 comparable period, reflecting higher levels of federal funds sold. Interest expense increased $482, or 11.0%, attributed primarily to a higher volume of repurchase agreements and time deposits, increasing an average of $7,559 or 49.0% and $6,679 or 11.0% from a year ago. Interest expense related to deposits increased $243, while interest expense related to repurchase agreements increased $239. On a tax-equivalent basis, net interest income for the nine month period ended September 30, 1998 decreased $191, or 2.13%, over the comparable period in 1997. The decrease was primarily attributable to a decrease in the yield on average interest-earning assets coupled with an increase in the yield on average interest-bearing liabilities. The yield on average interest-earning assets declined

45 basis points or 5.65%, while the yield on average interest bearing liabilities increased 15 basis points or 4.44% from a year ago.

Provision for Loan Losses

         The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. The provision for loan losses increased $1,504 or 164.4% for the nine month period ended September 30, 1998, compared to the comparable period of 1997. The increase in the provision for loan losses is attributable primarily to the increase in nonperforming assets and the increase in loans with possible credit problems. Overall, nonperforming assets increased to $6.6 million compared to $2.1 million at year end 1997, due principally to increases in the commercial and commercial real estate portfolio. Nonperforming assets to gross loans and foreclosed properties and nonperforming assets to total assets increased to 5.80% and 2.45% at September 30, 1998 compared to 1.78% and .85%, respectively at December 31, 1997.

Noninterest Income

         Noninterest income increased $343, or 14.57%, to $2,697 for the nine month period ended September 30, 1998 compared to $2,354 for the comparable period in 1997. The increase is attributable primarily to service charges on deposit and checking accounts, which increased $337.

Noninterest Expense

         Noninterest expense for the nine month period ended September 30, 1998 increased $687, or 8.0%, over the comparable period of 1997. This increase is attributable primarily to an increase of $545 or 11.9% in salaries and employee benefits, $115 increase or 25.16% in furniture and equipment expenses, and an increase of $47 in data processing cost. The increase in salary and benefits was attributed largely to $113 in increased salary and benefits to the staff at the Rhode Island Avenue Branch which opened in May of 1997, $82 in increased salaries associated with the retail banking incentive plan for branch personnel and $363 or 7.91% increase in related normal salary growth. The decrease in other expenses of $64 or 2.5% were primarily attributed to a decrease in business development expenses of $39, a decrease in donations and charitable contributions of $50, partially offset by an increase in advertising of $36.

Provision for Income Taxes

         The provision for income taxes for 1998 decreased $578, or 154.1%, from the comparable period of 1997, due primarily to the increase in the loan loss provision.

Financial Overview

         Total assets increased $19,457 or 7.8%, from December 31, 1997 to September 30, 1998, mainly due to an increase in securities of $19,450, an increase in cash and cash equivalents of $8,232, partially offset by a decrease in loans of $5,789, a decrease in interest bearing deposits in other banks of $2,552, and a decrease in other real estate owned of $179. The increase in assets was primarily funded by the growth of deposits of $11,660, and repurchase agreements of $9,120. Total shareholders' equity decreased $869 due a decrease of $355 in accumulated other comprehensive income and $514 in retained earnings associated with the net loss of $295 through September 30, 1998 and dividends of $219. The year to date loss before income taxes is attributable primarily to the increase in the loan loss provision expense of $1,504.

         The carrying value of the Company's securities portfolio, all of which is classified as available-for-sale, increased 19.6% from $101,106 at December 31, 1997 to $120,556 at September 30, 1998. This growth was centered specifically in mortgage-backed securities, which increased from $56,771 to $66,239. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 1.8 years at September 30, 1998 compared to 2.29 years at December 31, 1997. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of management's ongoing analysis. There are no issuers of securities held by the Company the securities of which have a book value in excess of 10% of shareholders' equity.

         The allowance for loan losses was $2,930 at September 30, 1998 compared to $1,702 at December 31, 1997. The ratio of allowance for possible loan losses to total loans increased to 2.57% at September 30, 1998 from 1.43% at year-end 1997. The increase in the level of the allowance for loan losses as a percentage of ending loans reflects the increase in potential problem loans. At September 30, 1998, non-performing assets to total assets increased to 2.45% compared to
 .85% at December 31, 1997.

            AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS/(1)/

                                   -------------------------------------------------------------------------------------------------

                                           Nine Months Ended                 Nine Months Ended                  Year Ended
                                          September 30, 1998                September 30, 1997               December 31, 1997
                                   -------------------------------------------------------------------------------------------------

                                                           Amount                           Amount                          Amount
                                    Average    Average    Paid or     Average    Average    Paid or   Average    Average    Paid or
                                    Balance     Rate       Earned     Balance     Rate      Earned    Balance     Rate      Earned
                                   -------------------------------------------------------------------------------------------------

                                                                        (dollars in thousands)
Assets
Loans, net                          $114,951      9.21%     $ 7,916   $109,984      9.43%    $ 6,911   111,856      9.33%   $ 10,434

Taxable securities                    98,093      5.80%       4,257     88,158      6.33%      3,969    88,897      6.31%      5,605

Non-taxable securities/(2)/           10,649      8.52%         679     16,556      8.17%        739    15,919      8.22%      1,309

Federal funds sold                    16,442      5.53%         680      6,529      5.61%        489     6,575      5.66%        372

Interest-bearing deposits held         2,580      5.65%         109      3,076      5.91%         51     3,000      6.10%        183
                                   -------------------------------------------------------------------------------------------------

Total interest-earning assets        242,715      7.51%      13,641    224,303      7.96%     12,159   226,247      7.91%     17,903

Cash and due from banks               11,490                            11,067                          11,108
Bank premises and
  equipment, net                       2,724                             2,473                           2,515
Other assets                           3,967                             4,610                           4,669
                                   ----------                        ----------                       ---------
Total assets                        $260,896                          $242,453                        $244,539
                                   ==========                        ==========                       =========
Liabilities and
Shareholders' Equity
Interest-bearing demand deposits    $ 27,346      2.01%       $ 412   $ 28,790      1.98%      $ 426  $ 28,326      2.10%        644

Savings deposits                      65,713      2.74%       1,349     67,363      2.75%      1,387    66,724      2.87%      2,087

Time deposits                         67,355      4.54%       2,289     60,676      4.39%      1,994    61,041      4.44%      2,468
                                   ---------- ---------- ----------- ---------- ---------- ---------- --------- ---------- ---------

Total interest-bearing deposits      160,413      3.38%       4,050    156,829      3.25%      3,807   156,091      3.27%      5,199

Borrowed funds                         1,000      5.35%          40      1,000      5.35%         40     1,000      5.30%         53

Repurchase agreements                 22,999      4.50%         774     15,440      4.63%        535    16,820      4.53%        153
                                   ---------- ---------- ----------- ---------- ---------- ---------- --------- ---------- ---------

Total interest-bearing liabilities   184,412      3.53%       4,864    173,269      3.38%      4,382   173,911      3.31%      5,405

Noninterest-bearing liabilities       54,740                            50,119                          50,362
Other liabilities                      2,333                             1,542                           2,235
Shareholders' equity                  19,411                            17,523                          18,031
                                   ----------                        ----------                       ---------
Total liabilities and
  shareholders' equity              $260,896                          $242,453                        $244,539
                                   ==========                        ==========                       =========
Net interest income and net
yield on interest-earning assets
Net interest income                                         $ 8,777                          $ 8,968                        $ 11,987
                                                         ===========                       ==========                      =========

Interest rate spread                              3.99%                             4.43%                           4.51%
Net yield on average interest-                                                                                      5.30%
  earning assets                                  4.83%                             5.35%
Average interest-earning assets
  to average interest-bearing
  liabilities                                   131.62%                           129.45%                         130.09%

(1) Yields on securities have been computed based upon the historical cost of such securities. Nonaccruing loans are included in average balances.

(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $13,410 and $8,546 for September 30, 1998, $13,006 and $8,624 for
         September 30, 1997 and $17,458 and $11,542 for December 31, 1997.

                        LOAN LOSS AND RECOVERY EXPERIENCE

                                             ---------------------------------------------
                                              Nine Months Ended            Year Ended
                                              September 30, 1998        December 31,1997
                                             ---------------------------------------------
                                                     (dollars in thousands)

Total outstanding loans at period end                 $114,114                $118,646

Average amount of loans outstanding                    117,295                 113,511

Allowance for loan losses
  at beginning of year                                   1,702                   1,266

Loans charged off:

  Commercial                                             1,135                     451

  Real estate mortgage                                       -                     256

  Installment loans to individuals                         165                     182
                                          ---------------------------------------------
Total charge-offs                                        1,300                     889
                                          ---------------------------------------------

Recoveries of loans previously charged-off:

  Commercial                                                79                      81

  Real estate mortgage                                       -                       -

  Installment loans to individuals                          30                      49
                                          ---------------------------------------------
Total recoveries                                           109                     130
                                          ---------------------------------------------

Net charge-offs                                          1,191                     759

Additions to allowance charged
  to operations                                          2,419                   1,195
                                          ---------------------------------------------
Allowance for loan losses at end of year               $ 2,930                 $ 1,702
                                          =============================================

Ratio of net charge-offs (annualized)
during year to average outstanding
loans during year                                        0.76%                   0.67%

Ratio of allowance for possible loan
losses at period end to total loans                      2.57%                   1.43%


                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                       -------------------------------------------------------------------
                        September 30, 1998    Percent        December 31, 1997    Percent
                       -------------------------------------------------------------------
                                             (dollars in thousands)
Commercial                         $ 2,207     75.33%                   $1,378     80.96%

Real estate mortgage                   515     17.57%                      117      6.88%

Consumer                               205      7.00%                      182     10.69%

Unallocated                              3       .10%                       25      1.47%
                       -------------------------------------------------------------------

Total                              $ 2,930    100.00%                   $1,702    100.00%
                       ===================================================================


    The level of the allowance for loan losses is determined by management on the basis of various assumptions and judgments. These include levels and trends of past due and non-accrual loans, trends in volume and changes in terms, effects of policy changes, experience and depth of management, anticipated economic conditions in the Washington, DC metropolitan area, concentrations of credit, the composition of the loan portfolio, prior loan loss experience, and the ongoing and periodic reviews of the loan portfolio by the Company's internal and external loan review function. For impaired loans, the Company establishes reserves in accordance with SFAS 114, as amended by SFAS 118, and for non-impaired loans uses an allocation approach which relies on historical loan loss experience, adjusted to reflect current conditions and trends.

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

                              NON-PERFORMING ASSETS

                                                 ------------------------------------
                                                  September 30,       December 31,
                                                       1998               1997
                                                 ------------------------------------
                                                        (dollars in thousands)
           Non-accrual loans(1)                           $ 5,390               $ 852

           Loans past due 90 days or more
             and still accruing                               874                 753

           Foreclosed properties                              343                 522
                                                            -----               -----

           Total                                          $ 6,607             $ 2,127
                                                 ================= ===================

           Non-performing assets to gross loans             5.80%               1.78%
             and foreclosed properties at
             period end

           Non-performing assets to total                   2.45%                .85%
             assets at period end

1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the nine months ended September 30, 1998 and the year ended December 31, 1997 for non-accrual loans at September 30, 1998 and December 31, 1997 had the loans been current in accordance with their original terms was $164 and $223, respectively.

2. The Bank charges loans against the allowance for loan losses when it determines that principal and interest or portions thereof become uncollectible. This is determined through an analysis of each individual credit, including the financial condition and repayment capacity of the borrower, and of the sufficiency of the collateral, if any.

     At September 30, 1998, there were $8,108 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. Included in the total are ten loans totalling $2,193 fully collateralized by residential real estate, one of which represent $1,403 of the total, five commercial real estate totaling $2,713, including one at $1,080 and one at $500. The remaining $3,202 consists of twenty three commercial loans, of which only one exceeds $500, secured primarily by accounts receivable and various business equipment.

Matters related to the Year 2000
--------------------------------

     The year 2000 issue exists because many computers systems and applications currently use two-digit date fields to designate a year. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. The Company has received assurances from the vendors that supply the Company's accounting software and most other information systems that such systems and software will be year 2000 compliant on a timely basis; however, in-house testing has not yet been completed on all applications. Testing is considered an important phase of the Company's detailed year 2000 awareness plan currently being administered by management and reviewed by the Board of Directors. It is anticipated that testing will be completed by June 30, 1999. The Company also utilizes certain software and related technologies of its service bureau organization. The Company expects that it will be indirectly affected by the date change in the year 2000 as it relates to the systems of its service bureau organization. The Company's service bureau has a defined plan to address and correct its year 2000 deficiencies. The Company does expect to incur expenditures related to year 2000 problems with its primary information systems. At this time, the Company management estimates that approximately $150,000 to $200,000 will be spent on year 2000 readiness activities, including staff time dedicated to this project.

     The failure of the Company, its principal data processing provider, its customers, or of other service providers, including utilities and government agencies, to be year 2000 compliant in a timely manner could have a negative impact on the Company's business, including but not limited to an inability to provide accurate and timely processing of customer transactions, and delays in loan collection practices. The Company's belief that it, and its primary suppliers of data processing services, will achieve year 2000 compliance, are based on a number of assumptions and on statements made by third parties, involve events and actions which may be beyond the control of the Company, and are subject to uncertainty. The Company also is not able to predict the effects, if any, on the Company, financial markets or society in general of the public's reaction to year 2000. In the event that the Company or its principal data processing providers are unsuccessful in achieving year 2000 compliance, the Company plans to manually process and post transactions.

Part II Other Information
        -----------------

Item 1 Legal Proceedings

          None.

Item 5. Other Information

          None.

Item 6 Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (11) Statement Regarding Computation of Per Share Earnings

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K

     During the quarter ended September 30, 1998, the Company filed one Current Report on Form 8-K, dated August 25, 1995. The report contained, under Item 5, information relating to the Agreement between the Bank and the Office of the Comptroller of the Currency.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    IBW FINANCIAL CORPORATION



November  12, 1998                  /s/ B. Doyle Mitchell, Jr.
                                    --------------------------------------
                                    B. Doyle Mitchell, Jr., President


November 12, 1998                   /s/ Thomas A Wilson, Jr.
                                    --------------------------------------
                                    Thomas A. Wilson, Jr. Senior Vice
                                      President and Chief Financial and
                                      Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

     11           Statement regarding Computation of Per Share Earnings


     27           Financial Data Schedule