Form 10KSB40
period 1998-12-31
IBW FINANCIAL CORP
filed 1999-04-14
CIK 1013274

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-KSB

        X   Annual report under Section 13 or 15(d) of the Securities Exchange
      ----- Act of 1934

     For the fiscal year ended December 31, 1998

            Transition report under Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

     For the transition period from                 to
                                    ----------------   --------------

Commission file number: 0-28360
                       -----------------------

                           IBW Financial Corporation
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

District of Columbia                           52-1943477
------------------------------------    ----------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

              4812 Georgia Avenue, NW, Washington, DC     20011
--------------------------------------------------------------------------------
             (Address of Principal Executive Offices)  (Zip Code)

Issuer's Telephone Number:  (202) 722-2000
                          ------------------

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

The issuer's revenues for the fiscal year ended December 31, 1998 were approximately $21,697,000.

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of March 15, 1999 was approximately $6,616,006 (based on the most recent trade known to the Company. See "Market for Common Stock and Dividends")

As of March 15, 1998, the number of outstanding shares of the Common Stock, $1.00 par value, of IBW Financial Corporation was 668,360.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's Annual Report to Shareholders for the Year Ended
      December 31, 1998 are incorporated by reference in part II hereof.

     Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 1999 are incorporated by reference in part III hereof.

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

     The Bank was organized in August 1934 as a District of Columbia chartered commercial bank by a group of African-American businessmen and educators for the purpose of providing quality financial services, with an emphasis on home mortgages and automobile financing, to the underserved minority population of the District of Columbia. Over the past sixty five years, the Company has grown from one office in the District of Columbia and $250,000 in assets to seven offices in the District of Columbia, two offices in Prince George's County, Maryland and approximately $270 million in total assets and $17.9 million of shareholders' equity at December 31, 1998. The Bank is among the largest African-American commercial banks in the nation, and the largest African-American owned commercial bank based in the Washington D.C. metropolitan area.

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

     The Bank also provides a full range of deposit services to its customers, including personal checking, low activity student checking, interest bearing NOW accounts, golden age checking accounts for seniors, statement savings accounts, money market accounts, student accounts, investment certificates, IRA's and Christmas club accounts. Other deposit services include 24 hour banking through use of automated teller machines at five convenient locations. As a part of the Most, Plus and Network Exchange Systems, accountholders can access ATM's across the United States at any time. Also the Bank provides a convenient bank by mail service, direct deposit/electronic fund transfers, cash management services, safe deposit boxes, night depository, tax deposits, wire transfers and telebanc systems.

     The Bank has benefitted by the recent waves of consolidations and failures in the local banking market, developing new customer relationships as failures or mergers with out of area institutions resulted in displaced or disaffected customers looking to establish local banking relationships.

Formal Agreement

     On August 25, 1998, the Bank entered into a Formal Agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "OCC"). The Agreement requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term.

     Among the actions required by the Agreement are the following: (i) Within thirty days, the Bank shall employ an independent management consultant to perform a study of the Bank's management structure and staffing requirements, including a report identifying staffing requirements, job descriptions and evaluations for senior officers, and evaluating organizational structure. The Board of Directors (the "Board") is required to adopt within thirty days of the receipt of the report, a plan to eliminate any deficiencies in management, staffing, or supervision of management; (ii) The Board is required to take steps to obtain current and satisfactory credit information on loans without such information, and to insure that proper collateral documentation is maintained. Management may not grant, renew, alter, restructure or extend a loan without proper documentation and analysis of credit, purpose and anticipated source of repayment. In absence of such information, such loans may be made only upon certification of a majority of the Board why obtaining such information would be detrimental to the best interests of the Bank; (iii) Within thirty days the Board shall adopt a written program to eliminate the basis of criticism for assets rated "doubtful", "substandard" or "other assets especially mentioned;"
(iv) Within thirty days the Board shall establish a loan review system to assure timely identification and categorization of problem credits and implement a process to insure the loan review function is independent; (v) Within sixty days the Board shall review and revise the Bank's loan policy based upon the guidance on Loan Portfolio Management in the Comptroller's Manual for National Bank Examiners. Within thirty days thereafter, the Board shall develop a process to ensure accountability for lending personnel; (vi) The Board shall notify the Assistant Deputy Comptroller before all loan sales; (vii) Within sixty days, the Board shall develop a written program to improve and strengthen collection efforts; (viii) Within ninety days the Board shall develop a profit plan to improve and sustain the Bank's earnings; (ix) Within 120 days, the Board shall adopt and implement a strategic plan for the Bank covering at least three years, including objectives for earnings performance, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of nonperforming assets, product line development and market segments intended to be developed, together with strategies to achieve those objectives; (x) The Board shall take all steps necessary to correct any violation of law, rule or regulation cited in any report of examination; (xi) Within thirty days the Bank shall submit a revised written project plan with respect to Year 2000 compliance of the Bank's information and environmental systems, including a testing plan and, within sixty days, a remediation contingency plan in the event any system is not compliant by the date set forth in the plan.

     Compliance with the Agreement is to be monitored by a committee (the "Committee") of at least three directors, none of whom is an employee of the Bank or a family member of and employee. The Committee, presently composed of Mr. King (Chairman), Mrs. Fleming, Dr. Parker and Mr. Chapman,is required to submit written progress reports on a monthly basis. The Agreement requires the Bank to make periodic reports and filings with the OCC.

     The Agreement does not contain any capital directive or other requirement that the Bank increase its capital, or maintain a minimum level of capital in excess of generally applicable capital requirements.

     As of March 31, 1999, the Bank believes that its is in partial compliance with all of the provisions of the Agreement. The Bank has submitted to the OCC all of the written plans, policies and other information required by the Agreement, within the prescribed timeframes or permitted extensions, except for the loan policy. The Bank is in the process of revising and resubmitting certain of these plans and policies to provide additional information and procedures, and is periodically reviewing the plans for any required amendment in light of changed circumstances and progress to date. In January 1999, the Bank retained a consulting firm experienced in advising community banks on management, operations and Y2K matters to assist it in connection with the completion of the preparation, modification and revision of the plans and in connection with its Y2K compliance efforts.

     As a result of the inability of a Y2K vendor initially employed by the Bank to assist it in developing and implementing a testing program to successfully design and complete that task, staff turnover and other factors, the Bank did not complete testing of internal and external mission critical systems by December 31, 1998, and was not in compliance with its schedule for customer related due diligence contained in its Y2K plan. As of March 31, 1999, the Bank has completed testing of its mission critical systems as contemplated by its plan, within the regulatory timeframe required by the bank regulatory agencies, and has significantly reduced the delay in customer related due diligence.

     Although the Bank believes that it is in partial compliance with the provisions of the Agreement, there can be no assurance that its regulators will agree, or that they will not require additional compliance efforts. Failure to comply with the provisions of the Formal Agreement could subject the Bank and its directors to additional enforcement actions, including but not limited to a cease and desist order, a safety and soundness order or civil money penalties. If the directors of the bank become subject to civil money penalties or other actions, the Company or the Bank may be obligated to indemnify such directors.

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

Employees

     As of December 31, 1998, the Bank had 167 full time equivalent employees. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, life and long term disability insurance and an employee stock ownership plan for substantially all full time employees. Annual contributions to the employee stock ownership plan are determined by the Board, and amounted to $39,100 in 1997 and $37,000 in 1996. The Company did not make any contribution to the ESOP in 1998. The Company does not have any employees who are not also employees of the Bank.

     Under the terms of the Company's interim capital assistance agreement, entered into in connection with the Bank's 1994 acquisition of two branches of a failed savings association, the Company may not increase the compensation of, or pay any bonus to, its directors, officers or key employees, except that it may make such increases or payments during and after the second year of operation following the interim capital assistance with the prior consent of the Federal Deposit Insurance Corporation ("FDIC").

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

     At December 31, 1998, the Bank was in compliance with all minimum federal regulatory capital requirements which are generally applicable to national banks, as well as the capital requirements of the interim capital assistance. As of such date, the Bank had a Tier 1 Risk Based Capital Ratio and a Total Risk Based Capital Ratio equal to approximately 13% and 15% respectively, and a Leverage Capital Ratio equal to approximately 6%.

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

     At December 31, 1998, the Bank was a "well capitalized" institution for purposes of Section 38 of the FDIA.

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

ITEM 2.  Description of Property.

     The Bank currently operates nine offices, seven in the District of Columbia, and two in Prince George's County, Maryland. The Bank owns its office located at 4812 Georgia Avenue, N.W. and its branch offices located at 2000 11th Street, NW and 45th and Blaine Streets, NE. The Georgia Avenue office, which is also the principal executive office of the Company, consists of a 6,000 square foot stand alone building with drive-in facilities, and a separate 2,000 square foot building housing the Bank's operations center next door. The 11th Street office is housed in a 4,000 square foot building, and an adjacent 2,000 square foot building houses the loan operations center. The Blaine Street office occupies an approximately 2,000 square foot stand alone building, with drive-in facilities, near the Benning Road Metro Station. The Bank leases the remainder of its offices. The 14th and U Streets office is located in a 1,922 square foot storefront, under a lease which commenced in 1988, for a ten year term and one optional ten year renewal term at a fixed rent of $28,830 per year. The Bank's F Street office is located in a 1,273 square foot storefront under a lease commencing in 1991, for a ten year term at a current annual rent of $71,739, subject to annual increases. The American University office is located in a 962 square foot storefront under a five year lease, which commenced in 1992, with one five year renewal option, at a current annual rent of $25,588, subject to annual increase. The Forestville, Maryland office is located in a 2,696 square foot storefront with drive-in facilities, and is occupied under a lease which commenced in 1994 for a five year term at a current annual rental of $29,008, subject to annual increase. The Oxon Hill office, the main office of the Bank, is a 10,531 square foot, two story building with drive in facilities, and is occupied rent free for a term extending until June 10, 1999 and is subject to a purchase option at 95% of fair market value. The Bank has requested a lease extension from the FDIC. The Company is responsible for all operating and maintenance expenses on the Oxon Hill property. The Brookland/Woodridge office, which opened in 1997, is located in 2610 Rhode Island Avenue, NE and occupied under a lease, commencing in 1997, with one five year renewal options, for a five year term at a current annual rental of $27,000, subject to annual increases.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5.  Market for Common Equity and Related Shareholder Matters.

Market for Common Stock and Dividends

     There does not currently exist an organized public trading market for shares of Company's Common Stock. Trading in the Company's Common Stock has been sporadic, and consists of private trades conducted without brokers. The Company is aware of approximately 20 trades of the Common Stock since January 1, 1997, at prices ranging from $15 to $22 per share. The last trade known to the Company was a trade of 22 shares at $22 per share on February 24, 1999. There may be other trades of which the Company is either not aware, or with respect to which the Company is not aware of the price. Additionally, the Company sold 31,200 newly issued shares of Common Stock, and 20,000 shares of Series A Non-Voting Preferred Stock, to Fannie Mae, at a price of $25.00 per share, on September 29, 1997. These trades and transactions do not necessarily reflect the intrinsic or market values of the Common Stock. As of December 31, 1998, there were 668,360 shares of Common Stock outstanding, held of record by approximately 568 shareholders.

     The Company and, during the period prior to July 1, 1995, the Bank, has paid semi-annual dividends on the Common Stock for each of the last ten years, and currently intends to continue the payment of such dividends. There can be no assurance, however, that the Bank or the Company will continue to have earnings at a level sufficient to support the payment of dividends, or that either entity will in the future elect to pay dividends. Under the terms of the interim capital assistance agreement, the Bank may not, during the term of the interim capital assistance loan, pay any dividends or repurchase any Common Stock, unless (i) there is no default under the interim capital assistance agreement and related note; (ii) payment of such dividends would not result in an event of default; and (iii) the payment of such dividend is not prohibited or objected to by the OCC. As the Bank is the primary source of funds for payment of dividends by the Company, the inability of the Bank to pay dividends could adversely affect the ability of the Company to pay dividends. As of the date hereof, there is no event of default under the interim capital assistance documents.

     Dividends on the Common Stock are subject to the prior payment of dividends on the Series A Preferred Stock.

     Regulations of the OCC place a limit on the amount of dividends the Bank may pay to the Company without prior approval. Prior approval of the OCC is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. As a result of the significant provision for loan losses made during the fourth quarter of 1998, the ability of the Bank to pay dividends to the Company at December 31, 1998 was severely restricted. At December 31, 1998, the Bank was not able to pay any additional dividends to the Company without prior approval. The Bank will not be able to pay any dividends to the Company in 1999 without prior regulatory approval until it has retained earnings of at least $406,000. The restriction of the Bank's ability to pay dividends to the Company does not limit the ability of the Company to pay dividends to shareholders from funds available at the holding company level. Under District of Columbia law, the Company may generally pay cash dividends at any time when it is not insolvent and where its net assets exceed its stated capital (the par value of all outstanding shares), and where payment of the dividend will not cause the Company to become insolvent or to have its stated capital exceed its net assets. The Federal Reserve and the OCC also have authority to prohibit a bank from paying dividends if the Federal Reserve or the OCC deems such payment to be an unsafe or unsound practice.

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

                                               Year Ended December 31,
                                  ----------------------------------------------
                                      1998     1997     1996     1995     1994
                                  ----------------------------------------------

Net income per common share          $(2.03)  $ 2.44   $ 2.06   $ 2.56   $ 1.99

Dividends paid per common share      $  .51   $  .60   $  .60   $  .60   $  .60

Ratio of dividends to net income
 available to common shareholders     N/A      24.59%   29.13%   23.44%   30.15%

-----------------------------------


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

ITEM 6.  Management's Discussion and Analysis.

     The information required by this item is incorporated by reference to the material appearing under the caption "Management's Discussion and Analysis" appearing at pages 23 to 34 of the Company's Annual Report to Shareholders for the year ended December 31, 1998.

ITEM 7.  Financial Statements.

     The information required by this item is incorporated by reference to the Consolidated Financial Statements appearing at pages 1 to 22 of the Company's Annual Report to Shareholders for the year ended December 31, 1998.

ITEM 8.  Changes in and Disagreements with Accountants.

     None.

                                   Part III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information required by this Item is incorporated by reference to, the material appearing at pages 4 to 7 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 25, 1999.

ITEM 10. Executive Compensation.

     The information required by this Item is incorporated by reference to, the material appearing at page 6 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 25, 1999.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is incorporated by reference to, the material appearing at pages 2 to 3 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 25, 1999.

ITEM 12. Certain Relationships and Related Transactions.

     The information required by this Item is incorporated by reference to, the material appearing at page 7 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 25, 1999.

ITEM 13. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.    Description of Exhibits
-----------    -----------------------

3(a)           Certificate of Incorporation of the Company, as amended (1)
3(b)           Bylaws of the Company (2)
4              Specimen certificate for the common stock, $1 par value, of the
               Company (3)
10(a)          Interim Capital Assistance Agreement between the Company and the
               RTC (4)
10(b)          Stock Pledge Agreement between the Company and the RTC (5)
11             Statement Regarding Computation of Per Share Earnings
13             The Company's Annual Report to Shareholders for the Year Ended
               December 31, 1998

Exhibit No.    Description of Exhibits
-----------    -----------------------

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

                                       IBW FINANCIAL CORPORATION



April 8, 1999                          By: /s/ B. Doyle Mitchell, Jr.
                                           -------------------------------
                                           B. Doyle Mitchell, Jr.
                                                    President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                         Position                    Date

 /s/ Clinton W. Chapman       Chairman of the Board of Directors   April 8, 1999
---------------------------
Clinton W. Chapman


 /s/ George W. Windsor          Vice Chairman of the Board of      April 8, 1999
---------------------------               Directors
George H. Windsor


 /s/ B. Doyle Mitchell, Jr.   President, Chief Executive Officer   April 8, 1999
---------------------------             and Director
B. Doyle Mitchell, Jr.


 /s/ Massie S. Fleming                     Director                April 8, 1999
---------------------------
Massie S. Fleming


 /s/ Benjamin L. King               Secretary and Director         April 8, 1999
---------------------------
Benjamin L. King


 /s/ Cynthia T. Mitchell                   Director                April 8, 1999
---------------------------
Cynthia T. Mitchell


---------------------------                Director                April  , 1999
Marjorie H. Parker                                                      --

 /s/ Emerson A. Williams                   Director                April 8, 1999
---------------------------
Emerson A. Williams


 /s/ Thomas A. Wilson, Jr.     Senior Vice President-Treasurer     April 8, 1999
---------------------------        Principal Financial and
Thomas A. Wilson, Jr.                Accounting Officer

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

3(b)             Bylaws of the Company (2)

4 Specimen certificate for the common stock, $1 par value, of the Company (3)

10(a) Interim Capital Assistance Agreement between the Company and the RTC (4)

10(b)            Stock Pledge Agreement between the Company and the RTC (5)

11               Statement Regarding Computation of Per Share Earnings

13 The Company's Annual Report to Shareholders for the Year Ended December 31, 1998

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