Form 10QSB
period 1999-01-31
IBW FINANCIAL CORP
filed 1999-05-17
CIK 1013274

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB


      X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange
     ----
     Act of 1934 For the Quarterly Period ended March 31,1999.
                                                -------------

     ____ Transition report under Section 13 or 15(d) of the Securities Exchange Act For the transition period from ________ to ________.

     Commission file number 0-28360. _________


                           IBW Financial Corporation
                (Name of Small Business Issuer in its Charter)


District of Columbia                                                   52-1943477
(State or other jurisdiction of incorporation or organization)         (IRS Employer Identification No.)


                 4812 Georgia Avenue, NW, Washington, DC 20011
             (Address of Principal Executive Offices)  (Zip Code)

                                 (202)722-2000
               (Issuer's Telephone Number, Including Area Code)

                                      N/A
  (Former Name, Former Address, and Former Fiscal Year, If Changed Since Last
                                    Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing s requirements for the past 90 days. X Yes ___ No
                                                                 ---

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30,1999, there were 666,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

Transitional Small Business Disclosure Format (check one)  ___ Yes  X  No
                                                                   ---

Part  I   Financial Information
          ---------------------

Item 1.   Financial Statements

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31,1999 AND DECEMBER 31,1998
                                  (UNAUDITED)


                                                                                  March 31, 1999  December 31, 1998
                                                                              ---------------------------------------
                                                                                      (dollars in thousands)
ASSETS
       Cash and cash equivalents:
       Cash and due from banks                                                $         12,197    $    12,565
       Federal funds sold                                                               22,900         13,150
                                                                              ---------------------------------------

              Total cash and cash equivalents                                           35,097         25,715
       Interest-bearing deposits in banks                                                  407            405
       Investment securities available-for-sale, at
       fair value                                                                      137,639        131,384
       Loans receivable, net of allowance
       for loan losses of $4,803 and $4,700                                            100,503        104,469
       Other real estate owned, net                                                        365            525
       Bank premises and equipment, net                                                  2,463          2,542
       Other assets                                                                      3,977          3,687
       Deferred income taxes                                                             1,269          1,251
                                                                              ---------------------------------------
              TOTAL ASSETS                                                             281,720        269,978
                                                                              =======================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
         Demand deposits                                                      $         57,776    $    58,870
         Time and savings deposits                                                     170,573        165,257
                                                                              ---------------------------------------
              Total deposits                                                  $       $228,349    $   224,127
         Repurchase agreements                                                          32,836         25,611
         Other liabilities                                                               1,306          1,323
         Note payable                                                                    1,000          1,000
                                                                              ---------------------------------------
              Total liabilities                                                        263,491        252,061
                                                                              ---------------------------------------

SHAREHOLDERS' EQUITY
       Preferred stock - $1 par value; 1,000,000 authorized
       (500,000 voting and 500,000 nonvoting);
       20,000 series A nonvoting issued and outstanding,
       stated at liquidation value                                                         500            500
       Common stock - $1 par value; 1,000,000 authorized;
       668,360 shares issued and outstanding                                               668            668
       Capital surplus                                                                   5,051          5,051
       Retained earnings                                                                11,747         11,463
       Accumulated other comprehensive income, net of fax                                  263            235
                                                                              ---------------------------------------
              Total shareholders' equity                                                18,229         17,917
                                                                              ---------------------------------------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $       $281,720    $   269,978
                                                                              =======================================

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 31,1999 AND MARCH 31,1998
                                  (UNAUDITED)


                                                                                    Three Months Ended March 31
                                                                               ------------------------------------
                                                                                       1999              1998
                                                                               ------------------------------------
                                                                                      (dollars in thousands)
INTEREST INCOME:
       Interest and fees on loans                                              $        2,260       $     2,667
       U.S. treasury securities                                                            29               259
       Obligations of U.S. government agencies and                                      1,603             1,162
       corporations
       Obligations of states and political subdivisions                                   112               168
       Bank balances and other securities                                                 254               243
                                                                               ------------------------------------
         Total interest income                                                          4,258             4,499
                                                                               ------------------------------------
INTEREST EXPENSE:
       Time certificates over $100,000                                                    245               215
       Other savings and time deposits                                                    974             1,075
       Securities sold under repurchase agreements                                        268               224
       Note payable                                                                        11                13
                                                                               ------------------------------------
         Total interest expense                                                         1,498             1,527
                                                                               ------------------------------------
NET INTEREST INCOME                                                                     2,760             2,972
PROVISION FOR LOAN LOSSES                                                                 100             1,209
                                                                               ------------------------------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                                                  2,660             1,763
                                                                               ------------------------------------
NONINTEREST INCOME
       Service charges on deposit and checking accounts                                   842               757
       Gain on sale of securities                                                          --               121
       Other operating income                                                              16                24
                                                                               ------------------------------------
         Total noninterest income                                                         858               902
                                                                               ------------------------------------
NONINTEREST EXPENSE
       Salaries and employee benefits                                                   1,596             1,700
       Occupancy                                                                          193               193
       Furniture and equipment                                                            187               181
       Data processing                                                                    175               161
       Other                                                                              980               754
                                                                               ------------------------------------
         Total noninterest expense                                                      3,131             2,989
                                                                               ------------------------------------
INCOME BEFORE INCOME TAXES                                                                387              (324)
INCOME TAXES                                                                               97              (157)
                                                                               ------------------------------------
NET INCOME                                                                     $          290       $      (167)
                                                                               ====================================

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
              THREE MONTHS ENDED MARCH 31,1999 AND MARCH 31,1998
                                  (UNAUDITED)

                                                                           Three Months Ended March 31
                                                              --------------------------------------------------
                                                                      1999                        1998
                                                              --------------------------------------------------
                                                                              (dollars in thousands)
NET INCOME                                                       $             290           $            (167)
                                                              ==================================================
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
       Unrealized securities gains (losses)                                     28                        (178)
       Reclassification adjustment                                               -                         (80)
                                                              --------------------------------------------------
        Other Comprehensive Income / (Loss)                                     28                        (258)
                                                              --------------------------------------------------
COMPREHENSIVE INCOME/(LOSS)                                      $             318           $            (425)
                                                              ==================================================

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                  (UNAUDITED)



                                                                               Three Months Ended March 31
                                                                    ---------------------------------------------------
                                                                                 1999                      1998
                                                                    ---------------------------------------------------
                                                                                 (dollars in thousands)

OPERATING ACTIVITIES
Net income / (loss)                                                               $290                     ($167)
Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
  Depreciation                                                                     100                       150
  (Accretion) of discounts/amortization of premiums                                407                       253
  Amortization of loan fees and discounts                                           62                        55
  Deferred income tax benefits                                                     (33)                      (88)
  Loss (gain) on sale of loans                                                      13                       (23)
  Loss (gain) on sale of other real estate owned                                     6                        (1)
  Gain on sale of securities available-for-sale                                      -                      (121)
  Provision for loan losses                                                        100                     1,209
  Increase (decrease) in other assets                                             (290)                      201
  Increase in accrued expenses and other liabilities                               (17)                     (155)
                                                                    ---------------------------------------------------
Net cash provided by operating activities                                          638                     1,313
                                                                    ---------------------------------------------------

INVESTING ACTIVITIES
Net  loan repayments                                                             2,108                       623
Net increase  in other short-term investments                                       (2)                      (25)
Additions to bank premises and equipment                                           (21)                     (228)
Proceeds from sales of loans                                                     1,683                     1,208
Net proceeds on sale of other real estate owned                                    154                        72
Proceeds from sale of securities available-for-sale                                  -                     2,059
Proceeds from maturities of securities available-for-sale                       10,000                     5,428
Purchase of securities available-for-sale                                      (26,400)                  (12,163)
Principal collected on securities available-for-sale                             9,781                     4,077
                                                                    ---------------------------------------------------
Net cash (used in) provided by  investing activities                            (2,697)                    1,051
                                                                    ---------------------------------------------------

FINANCING ACTIVITIES
Cash Dividends                                                                      (6)                       (6)
Net increase in deposits                                                         4,222                     2,010
Net increase in securities sold under repurchase agreements                      7,225                     1,742
                                                                    ---------------------------------------------------
Net cash provided by financing activities                                       11,441                     3,746
                                                                    ---------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                            9,382                     6,110
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  25,715                    23,342
                                                                    ===================================================
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $ 35,097                  $ 29,452
                                                                    ===================================================
Supplemental disclosures of cash flow information
Cash paid during the year for
     Interest                                                                   $1,473                    $1,008
     Taxes                                                                         $50                        $0

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note A Basis of Presentation

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consistently, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 1998.

Note B  New Accounting Pronouncement

Effective January 1,1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement requires disclosure of the components of comprehensive income and accumulated balance of other comprehensive income within consolidated total shareholders' equity. The adoption of the provisions of SFAS No. 130, which are only of a disclosure nature, did not affect the Company's financial position, results of operations, or liquidity. Reclassification of financial statements for earlier periods for comparative purposes is required.

Effective January 1,1998, the Company adopted the provisions SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes the criteria for determining an operating segment and the related financial information disclosure required. It also establishes standards for disclosing related information regarding products and services, geographic areas and major customers. The adoption of the provisions of SFAS No. 131, which are only of a disclosure nature, did not affect the Company's financial position, results of operations, or liquidity. The Company is a single reportable segment.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits". It requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. This statement is effective for fiscal years beginning after December 15, 1997. The provisions of this standard did not have an effect on the Company's reported results of operations or financial position.

Prospective Pronouncement

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15,1999. Management is in the process of evaluating the potential impact of this standard on the Company's financial position and results of operations.

Note C Formal Agreement with the Office of the Comptroller of the Currency
(OCC).

On August 25, 1998, the Bank, Industrial Bank, N.A., entered into a Formal Agreement with the OCC. The Agreement requires the Bank to undertake certain actions within designated time frames from the date the agreement was entered into, and to operate in compliance with the provisions thereof during its term. The Agreement does not contain any capital directive or other requirement that the Bank increase its capital, or maintain a minimum level of capital in excess of generally applicable capital requirements. See also the section referred to as "Formal Agreement and Year 2000 Issues" in the latter part of Management's Discussion and Analysis.

Reclassifications- Certain reclassifications have been made to the prior year's reported balances to conform to the current year presentation.

Item 2. Management's Discussion and Analysis or Plan of Operation

As of and for the Three Months Ended March 31, 1999 (dollars in thousands)

Forward looking statements. This discussion contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors statements by suppliers of data processing equipment and services, government agencies and other third parties, as to year 2000 compliance, and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statement. The Company does not undertake to update any forward looking statement to reflect occurrences or events which may not have been anticipated as of the date of such statements.

Overview

Formal Agreement with the Office of the Comptroller of the Currency (OCC).

On August 25, 1998, the Bank, Industrial Bank, N.A., entered into a Formal Agreement with OCC. The Agreement requires the Bank to undertake certain actions within designated time frames from the date the agreement was entered into, and to operate in compliance with the provisions thereof during its term. The Agreement does not contain any capital directive or other requirement that the Bank increase its capital, or maintain a minimum level of capital in excess of generally applicable capital requirements. See also the section referred to as "Formal Agreement and Year 2000 Issues" in the latter part of Management's Discussion and Analysis.

Financial

IBW Financial Corporation's net income for the first quarter of 1999 totaled $290, an increase of $457, or 274% from ($167) for March 1998. This increase is primarily attributed to a decrease in the provision for loan losses of $1,109, offset by an increase in taxes of $254, a decrease in net interest income of $212, an increase in noninterest expenses of $142 and a decrease in noninterest income of $44. Return on average assets (ROAA), and return on average shareholder's equity (ROAE) through the first quarters of 1999 and 1998 were
 .42% and 6.40%, (.27%) and (3.26%), respectively.

Net Interest Income

Net interest income for the three month ended March 31, 1999 decreased $212, or 7% compared to the same period last year. The average balance of interest-earning assets for the three month period ending March 31, 1999 increased $22 million or 10% to $256 million compared to $234 million for the three month period ended March 31 1998. The average yield on average interest-earning assets decreased by 113 basis points to 6.83% for the three months ended period March 31, 1999 compared to 7.96% for the same period last year. The decrease in the average yield on average interest-earning assets reflects the decline in market rates and the reinvestment of loans into securities and federal funds sold.

Net loans averaged $102 million during the first quarter of 1999 compared to $114 million of the first quarter of 1998, reflecting a decrease of $12 million. Interest and fees on loans decreased $407 or 15% to $2.3 million for the three month ended March 31, 1999 compared to $2.7 million for the same period last year. Additionally, the average yield on net loans declined 43 basis points to 9.03% for the three month ended March 31, 1999 compared to 9.46% for the same period last year. The decrease in loans primarily reflects management's efforts to minimize problem loans instead of focussing on loan growth strategies.

Taxable securities averaged $126 million during the first quarter of 1999 compared to $91 million for the first quarter of 1998, reflecting a increase of $35 million. Interest income from taxable securities increased $218 or 15% to $1.6 million for the three month ended March 31, 1999 compared to $1.4 million for the same period last year. While the average balance and income increased, the average yield on taxable securities decreased 108 basis points to 5.32% for the three month ended March 31, 1999 compared to 6.40% for the same period last year. The decrease taxable securities yields primarily reflects the decline in market rates.

Non-taxable securities averaged $8 million during the first quarter of 1999 compared to $12 million for the first quarter of 1998, reflecting a decrease of $4 million. Interest income from non-taxable securities decreased $56 or 33% to $112 for the three month ended March 31, 1999 compared to $168 for the same period last year. The yield on non-taxable securities decrease slightly to 8.54% for the three month ended March 31, 1999 compared to 8.57% for the same period last year.

Federal funds sold averaged $19 million during the first quarter of 1999 compared to $14 million for the first quarter of 1998, reflecting a increase of $5 million. Interest income from federal funds sold increased $39 to $221 for the three months ended March 31, 1999 compared to $182 for the same period last year. The yield on federal funds sold decreased 82 basis points to 4.62% for the three month ended March 31, 1999 compared to 5.44% for the same period last year. The decrease in the yield on federal funds sold reflects the decline in market rates.

Average interest-bearing liabilities increased $22 million or 12% to $199 million for the three month ended March 31, 1999 compared to $177 million for the same period last year. The average cost on interest -bearing liabilities decreased 44 basis points to 3.05% for the three month ended March 31, 1999 compared to 3.49% for the same period last year. The increase in average interest-bearing liabilities are centered in repurchase agreements and time deposits reflecting increase of $11 million and $9 million respectively for the three month ended 1999. The average cost on repurchase agreements and time deposits decrease 98 and 38 basis points respectively to 3.5% and 4.15% for the three month ended March 31, 1999 compared to 4.48% and 4.53% respectively.

The interest rate spread decreased 68 basis points to 3.79% at March 1999 from 4.47% at March 1998, and is attributable to lower market rates and the lower level of loans and the higher levels of securities and federal funds sold as noted above.

Provision for Loan Losses

The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. The provision for loan losses decreased $1,109 to $100 for the three months ended March 31, 1999 compared to$1,209 for the three months ended March 31, 1998. The decrease in the provision for loan losses is attributable to the decrease in nonperforming assets and a decrease in loans with potential credit problems. Nonperforming assets decreased $836 to $6.2 million at March 31, 1999 from $7.0 at year end 1998. Additionally, loans with potential credit problems decreased $843 or 10% to $7.3 million at month ended March 31, 1999 from $8.1 at year end 1998. See the Non-Performing Assets section for additional information related to the Company's allowance for loan losses.

Noninterest Income

Noninterest income decreased $44, or 5%, to $858 for the three month ended March 31, 1999 compared to $902 for March 31, 1998. The decrease is attributed to security gains of $121 during the first quarter of 1998 compared to no security gains the first quarter 1999. Service charges on deposit accounts increased $85 or 11% to $842 for the three month ended March 31, 1999 compared to $757 for the same period last year.

Noninterest Expense

Noninterest expenses increased $142 to $3.1 million for the three month ended March 31, 1999 compared to $3.0 million for the same period last year. The composition of the increase consist of an increase of $226 in other expenses, an increase of $14 in data processing, an increase of $6 in furniture and equipment offset by a decrease of $104 in salary and employee benefits.

Other expenses, for the three month ended March 31, 1999 increased $226 or 30% to $980 compared to $754 for the same period last year. Consulting fees and testing with our primary data processing servicer related to year 2000 concerns totaled $61 and $25 respectively for the first quarter of 1999 compared to no direct cost associated to year 2000 concerns for the first quarter of 1998. Approximately $77 in increased expenses were incurred during the first quarter of 1999 related to increased board fees, increased assessments for federal deposit insurance and regulatory examination and increased legal fees, all associated with the regulatory agreement placed on the company's subsidiary, Industrial Bank N.A., in August of 1998. Other large expenses that were incurred during the first quarter of 1999 that were not incurred during the first quarter of 1998 included a contract buy out and related expenses of $40 to employ a key individual to assist in the daily management of computer related issues including year 2000 concerns. Additionally, the first quarter of 1999 included a $27 recruiting fee for a senior credit officer.

Salary and benefits for the three month ended March 31, 1999 decreased $104 to $1.6 million compared to $1.7 for the same period last year. The decrease is attributed primarily to vacancies to several key employee positions throughout the company which have not been filled or replaced during the first three months of 1999. Management does intend to fill those positions during the course of the year.


Provision for Income Taxes

The provision for income taxes for the first quarter of 1999 was $97, compared to a benefit of ($157) a year ago. Prior years benefit was due to losses before income taxes attributed largely to the increased provision for loan losses during the first quarter of 1998.

Financial Overview

Total assets increased $12 million, or 4%, from December 31, 1998 to March 31, 1999, mainly due to an increase in cash and cash equivalents of $9 million, an increase of $6 million in securities, offset primarily by a decrease in loans of $4 million. The increase in assets was primarily funded by repurchase agreement growth of $7 million and deposit growth of $4 million. Total shareholders' equity increased $312 due to the increase in retained earnings of $284 and an increase in the unrealized gain on available-for-sale securities of $28. $6 in preferred stock dividends were declared during the first quarter of 1999.

The carrying value of the Company's securities portfolio increased $6 million to $138 million at March 31, 1999 from$132 million at December 31, 1998. This composition reflected a change as U. S. Government Agency securities increased approximately $9 million to $66 million while mortgage-backed securities decreased $3 million to $59 million, from December 31, 1998 to March 31, 1999. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 2.6 years at March 31, 1999 compared to 2.27 years at December 31, 1998. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of management's ongoing analysis. There are no issuers of securities other than governmental securities, whose securities held by the Company, have a book value in excess of 10% of shareholders' equity.

The allowance for loan losses was $4.8 million or 1.70% of assets at March 31, 1999 compared to $4.7 million or 4.29% at December 31, 1998. The increase in the level of the allowance for loan losses as a percentage of ending loans reflects the decline in ending loans and a decrease in nonperforming assets. Nonperforming assets decreased $836 or 12% to $6,166 from $7,002 at year-end 1998. Loans with potential credit problems (excluding nonperforming assets) also decreased to $7,302 at March 31, 1999 from $8,145 at year-end 1998, representing a decrease of $843 or 10 %. The ratio of allowance for possible loan losses to total loans increased to 4.54% at March 31, 1999 from 4.29% at year-end 1998. At March 31, 1999 and year-end 1998, non-performing assets represented 2.19% and 2.59% respectively of total assets.

                                         Three Months Ended                Three Months Ended             Year Ended
                                           March 31, 1999                    March 31, 1998             December 31, 1998
                                 -------------------------------------------------------------------------------------------------
                                    Average  Average  Amount Paid   Average  Average  Amount Paid   Average  Average  Amount Paid
                                    Balance   Rate     or Earned    Balance    Rate    or Earned    Balance   Rate     or Earned
                                  -----------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Assets
Loans, net                        $ 101,522   9.03%   $  2,260    $ 114,343    9.46%  $  2,667    $ 113,286   9.28%   $    10,518
Taxable securities                  125,972   5.32%      1,652       90,837    6.40%     1,434      103,507   5.66%         5,858
Non-taxable securities(2)             8,077   8.54%        170       12,018    8.57%       254       10,353   8.44%           874
Federal funds sold                   19,391   4.62%        221       13,557    5.44%       182       16,493   5.49%           905
Interest-bearing deposits held        1,131   4.66%         13        3,015    6.59%        49        2,238   4.69%           105
                                  -----------------------------------------------------------------------------------------------
Total interest-earning assets       256,093   6.83%      4,316      233,770    7.96%     4,586      245,877   7.43%        18,260
Cash and due from banks              13,261                          10,802                          11,038
Bank premises and equipment, net      2,509                           2,695                           2,692
Other assets                          4,984                           3,931                           3,831
                                  =========                       =========                       =========
Total assets                      $ 276,847                       $ 251,198                       $ 263,438
                                  =========                       =========                       =========
Liabilities and
Shareholders' Equity

Interest-bearing demand deposits  $  30,008   1.00%   $     74    $  27,115    1.99%  $    133    $  27,394   1.76%           481
Savings deposits                     63,964   2.50%        394       64,891    2.75%       440       65,474   2.70%         1,770
Time deposits                        73,304   4.15%        751       64,227    4.53%       717       68,643   4.52%         3,104
                                  -----------------------------------------------------------------------------------------------
Total interest-bearing deposits     167,276   2.96%      1,219      156,233    3.35%     1,290      161,511   3.32%         5,355
Borrowed funds                        1,000   4.46%         11        1,000    5.27%        13        1,000   5.10%            51
Repurchase agreements                31,054   3.50%        268       20,274    4.48%       224       24,011   4.30%         1,032
                                  -----------------------------------------------------------------------------------------------
Total interest-bearing liabilities  199,330   3.05%      1,498      177,507    3.49%     1,527      186,522   3.45%         6,438
Noninterest-bearing liabilities      58,105                          51,890                          56,031
Other liabilities                     1,295                           1,318                           1,472
Shareholders' equity                 18,117                          20,483                          19,413
                                  ---------                       ---------                       ---------
Total liabilities and
  shareholders' equity            $ 276,847                       $ 251,198                       $ 263,438
                                  =========                       =========                       =========
Net interest income and net
Yield on interest-earning assets

Net interest income                                   $  2,818                        $  3,059                        $    11,822
                                                      ========                        ========                        ===========
Interest rate spread                          3.79%                            4.47%                          3.98%
Net yield on average interest-
  earning assets                              4.46%                            5.31%                          4.81%
Average interest-earning assets
  to average interest-bearing
  liabilities                               128.48%                          130.70%                        131.82%


(1) Yields on securities have been computed based upon the historical cost of such securities. Nonaccruing loans are included in average balances.

(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $4,258, and $2,760 for March 31, 1999, $4,499 and $2,972 for March 31, 1998 and $17,963 and
     $11,525 for 1998.

                         LOAN LOSS AND RECOVERY EXPERIENCE

                                                               ---------------------------------------
                                                               Three Months Ended        Year Ended
                                                                 March 31, 1999      December 31, 1998
                                                               ---------------------------------------
                                                                       (dollars in thousands)
          Total outstanding loans at end of period             $    105,742                 $  109,613
          Average amount of loans outstanding                       101,522                    113,286
          Allowance for loan losses
           at beginning of period                                     4,700                      1,702
          Loans charged off:
           Commercial                                                    11                      1,571
           Real estate mortgage                                          18                         -
           Installment loans to individuals                              69                        249
                                                               ---------------------------------------
          Total charge-offs                                              98                      1,820
                                                               ---------------------------------------
          Recoveries of loans previously charged-off:
           Commercial                                                    94                        151
           Real estate mortgage                                           -                          -
           Installment loans to individuals                               7                         64
                                                               ---------------------------------------
          Total recoveries                                              101                        215
                                                               ---------------------------------------
          Net charge-offs                                                (3)                     1,605
          Additions to allowance charged to
          operations                                                    100                      4,603

          Allowance for loan losses at end of period
                                                               ---------------------------------------
          Ratio of net charge-offs during period               $      4,803                 $    4,700
                                                               =======================================
           to average outstanding loans during period                  0.00%                      1.42%
          Ratio of allowance for possible loan
           losses at period to total loans                             4.54%                      4.29%

                          ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                              March 31, 1999 Percent     December 31, 1998 Percent
                                                               (dollars in thousands)
          Commercial                           $   2,617       54.48%       3,461         73.64%
          Real estate mortgage                       517       11.89%         406         8.64%
          Consumer                                   316        6.58%         280         5.96%
          Unallocated                              1,299       27.05%         553         11.76%
                                               ---------------------------------------------------
          Total                                $   4,803      100.00%       4,700         100.00%
                                               ===================================================

The level of the allowance for loan losses is determined by management on the basis of various assumptions and judgments. These include levels and trends of past due and non-accrual loans, trends in volume and changes in terms, effects of policy changes, experience and depth of management, anticipated economic conditions in the Washington, DC metropolitan area, concentrations of credit, the composition of the loan portfolio, prior loan loss experience, and the ongoing and periodic reviews of the loan portfolio by the Company's internal and external loan review function. For impaired loans, the Company establishes reserves in accordance with SFAS 114 as amended by SFAS 118, and for non-impaired loans uses an allocation approach which relies on historical loan loss experience, adjusted to reflect current conditions and trends.

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

                                     NON-PERFORMING ASSETS

                                                          -------------------------------------
                                                          March 31, 1999      December 31, 1998
                                                          -------------------------------------
                                                                       (dollars in thousands)
          Non-accrual loans(1)                            $        4,602          $       5,003
          Loans past due 90 days or more
            and still accruing                                     1,199                  1,474
          Foreclosed properties                                      365                    525
                                                          -------------------------------------
          Total                                           $        6,166          $       7,002
                                                          =====================================
          Non-performing assets to gross loans
            and foreclosed properties at period end                 5.81%                  6.36%
          Non-performing assets to total
            assets at period end                                    2.19%                  2.59%

1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the three months ended March 31, 1999 and the year ended December 31, 1998 for non-accrual loans had the loans been current in accordance with their original terms was $119 and $230, respectively.


At March 31, 1999, there were $7,302 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. This represents a decrease of $631 or 8% from year-end 1998. Included in the total are nineteen loans, totaling $6,153 fully collateralized by real estate, four of which represent $4,018 or 65% of the total. The remaining $1,149 consists of thirteen commercial loans, one at $389 or 34% of the remaining amount, secured primarily by accounts receivable and various business equipment.

Year 2000 Issue. The year 2000 issue exists because many computer systems and applications currently use two-digit date fields to designate a year. This inability to recognize or properly treat the year 2000 may cause systems to process critical financial and operational information incorrectly. The Company has received certification from the vendors that supply the Company's accounting software and other mission critical information systems that such systems and software are year 2000 compliance. By March 31, 1999, the company had completed testing of all mission critical systems. Testing is considered an important phase of the Company's detailed year 2000 plan. It is anticipated that testing of all applications will be completed by June 30,1999. The Company also utilizes certain software and related technologies of its service bureau organization. The Company expects that it will be indirectly affected by the date change in the year 2000 as it relates to the systems of its service bureau organization. The Company's service bureau has defined a plan to address and correct its year 2000 deficiencies. The Company is continuing to monitor the activities of its vendors in respect of year 2000 compliance, remediation and contingency planning efforts. The Company expects to incur expenses related to year 2000 problems with its primary information systems. At this time, the Company management estimates that approximately $450 to $500 will be spent on year 2000 readiness activities in 1999, including staff time dedicated to this project. Aggregate expenses of year 2000 efforts are expected to be approximately $450-500 of which approximately $250 had been incurred as December 31, 1998.

The Company's year 2000 plan includes evaluation of risks related to the potential failure of customers to be prepared for the year 2000. The Company has assessed its largest lending and deposit relationships for year 2000 related risks and has developed a contact and follow-up program to educate and assist its customers in year 2000 matters, and to attempt to mitigate the effects on the Company. The Company's efforts in this regard have been hampered by staff turnover, however, the Company believes that it has significantly reduced the delays in customer related due diligence.

The failure of the Company, its principal data processing provider, its customers, or other service providers, including utilities and government agencies, to be year 2000 compliant in a timely manner could have a negative impact on the Company's business, including but not limited to an inability to provide accurate and timely processing of customer transactions, and delays in loan collection practices. The Company's belief that it, and its primary suppliers of data processing services, will achieve year 2000 compliance, are based on a number of assumptions and on statements made by third parties, involve events and actions which may be beyond the control of the Company, and are subject to uncertainty. The Company also is not able to predict the effects, if any, on the Company, financial markets or society in general of the public's reaction to year 2000. In the event that the Company or its principal data processing providers are unsuccessful in achieving year 2000 compliance, the Company plans to manually process and post transactions.

Formal Agreement with the OCC. On August 25, 1998, the Bank entered into a Formal Agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "OCC"). The Agreement requires the Bank to undertake certain actions within designated timeframes from the date the agreement was entered into, and to operate in compliance with the provisions thereof during its term.

Among the actions required by the Agreement are the following: (i) Within thirty days, the Bank shall employ an independent management consultant to perform a study of the Bank's management structure and staffing requirements, including a report identifying staffing requirements, job descriptions and evaluations for senior officers, and evaluating organizational structure. The Board of Directors (the "Board") is required to adopt within thirty days of the receipt of the report, a plan to eliminate any deficiencies in management, staffing, or supervision of management; (ii) The Board is required to take steps to obtain current and satisfactory credit information on loans without such information, and to insure that proper collateral documentation is maintained. Management may not grant, renew, alter, restructure or extend a loan without proper documentation and analysis of credit, purpose and anticipated source of repayment. In absence of such information, such loans my be made only upon certification of a majority of the Board why obtaining such information would be detrimental to the best interest of the Bank; (iii) Within thirty days the Board shall adopt a written program to eliminate the basis of criticism for assets rated "doubtful", "substandard" or "other assets especially mentioned;" (iv) Within thirty days the Board shall establish a loan review system to assure timely identification and categorization of problem credits and implement a process to insure the loan review function is independent; (v) Within sixty days the Board shall review and revise the Bank's loan policy based upon the guidance on Loan Portfolio Management in the Comptroller's Manual for National Bank Examiners. Within thirty days thereafter, the Board shall develop a process to ensure accountability for lending personnel; (vi) The Board shall notify the Assistant Deputy Comptroller before all loan sales; (vii) Within sixty days, the Board shall develop a written program to improve and strengthen collection efforts; (viii) Within ninety days the Board shall develop a profit plan to improve and sustain the Bank's earnings; (ix) Within 120 days, the Board shall adopt and implement a strategic plan for the Bank covering at least three years, including objectives for earnings performance, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of non-performing assets, product line development and market segments intended to be developed, together with strategies to achieve those objectives; (x) The Board shall take all steps necessary to correct any violation of law, rule or regulation cited in any report of examination; (xi) Within thirty days the Bank shall submit a revised written project plan with respect to Year 2000 compliance of the Bank's information and environmental systems, including a testing plan and, within sixty days, a re-mediation contingency plan in the event any systems is not compliant by the date set forth in the plan.

Compliance with the Agreement is to be monitored by a committee (the "Committee") of a least three directors, none of whom is an employee of the Bank or a family member of an employee. The Committee, presently composed of four directors, is required to submit written progress reports on a monthly basis. The Agreement requires the Bank to make periodic reports and filings with the OCC.

As of March 31,1999, the Bank believes that its is in partial compliance with most of the provisions of the Agreement. The Bank has submitted to the OCC all of the written plans, policies and other information required by the Agreement, except the loan policy and the problem loan procedures which are being finalized. The Bank is in the process of renewing and resubmitting certain of these plans and policies to provide additional information and procedures, and is periodically reviewing the plans for any required amendment in light of changed circumstances and progress to date. In January 1999, the Bank retained a consulting firm experienced in advising community banks on management, operations and year 2000 matters to assist it in connection with the completion of the preparation, modification and revision of the plan and in connection with its year 2000 compliance efforts.

As a result of the inability of a year 2000 vendor initially employed by the Bank to assist it in developing and implementing a testing program to successfully design and complete that task, staff turnover and other factors, the Bank had not completed testing of internal and external mission systems by December 31,1998, and was not in compliance with it's schedule for customer related due diligence contained in its year 2000 plan. As of March 31,1999, the Bank has completed testing of its mission critical systems as contemplated by its plan, within the regulatory time-frame required by the bank regulatory agencies, and has significantly reduced the delay in customer related due diligence.

Although the Bank believes that it is in partial compliance with most of the provisions of the Agreement, there can be no assurance that its regulators will agree, or that they will not require additional compliance efforts. Failure to comply with the provisions of the Formal Agreement could subject the Bank and its directors to additional enforcement actions, including but not limited to a cease and desist order, a safety and soundness order or civil money penalties. If the directors of the bank become subject to civil money penalties or other actions, the Company or the Bank may be obligated to indemnify such directors. See also "Year 2000 Issues".

The Agreement does not contain any capital directive or other requirement that the Bank increase its capital, or maintain a minimum level of capital in excess of generally applicable capital requirements.

Part II   Other Information


Item 1.   Legal Proceedings

          None.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

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



IBW FINANCIAL CORPORATION



May 14,1999                        /s/ B. Doyle Mitchell, Jr.
                                   B. Doyle Mitchell, Jr.



May 14,1999                        /s/ Thomas A. Wilson, Jr.
                                   Thomas A. Wilson, Jr., Senior Vice President
                                   and Chief Financial and Accounting Officer

                                 EXHIBIT INDEX

Exhibit No.              Description

11                       Statement regarding Computation of Per Share Earnings

27                       Financial Data Schedule