Form 10QSB
period 1999-06-30
IBW FINANCIAL CORP
filed 1999-08-16
CIK 1013274

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


      X Quarterly Report under Section 13 or 15(d) of the Securities Exchange --- Act of 1934 for the Quarterly Period ended June 30, 1999.
                                                    -------------

         Transition report under Section 13 or 15(d) of the Securities Exchange
     --- Act For the transition period from      to      .
                                            -----   -----

    Commission file number 0-28360.
                           -------

                            IBW Financial Corporation
                 (Name of Small Business Issuer in its Charter)


District of Columbia                       52-1943477
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file reports), and (2) has
been subject to such filing's requirements for the past 90 days.  X  Yes     No
                                                                 ---     ---

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 31, there were 668,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

Transitional Small Business Disclosure Format (check one)     Yes  X  No
                                                          ---     ---

Part 1 Financial Information
       ---------------------
Item 1. Financial Statements

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)

                                                                     June 30, 1999             December 31, 1998
                                                              --------------------------------------------------------
                                                                              (dollars in thousands)
ASSETS
     Cash and cash equivalents:
     Cash and due from banks                                    $                  15,471         $            12,565
     Federal funds sold                                                             9,000                      13,150
                                                              --------------------------------------------------------
         Total cash and cash equivalents                                           24,471                      25,715
     Interest-bearing deposits in banks                                               418                         405
     Investment securities available-for-sale, at
       fair value                                                                 153,824                     131,384
     Loans receivable, net of allowance
       for loan losses of $5,106 and $4,700                                        97,679                     104,469
     Real estate owned, net                                                           397                         525
     Bank premises and equipment, net                                               2,429                       2,542
     Other assets                                                                   3,900                       3,687
     Deferred income taxes                                                          1,768                       1,251
                                                              ========================================================
         TOTAL ASSETS                                                             284,886                     269,978
                                                              ========================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
       Demand deposits                                          $                  62,094         $            58,870
       Time and savings deposits                                                  167,417                     165,257
                                                              --------------------------------------------------------
         Total deposits                                         $                 229,511         $           224,127
       Repurchase agreements                                                       35,563                      25,611
       Other liabilities                                                            1,479                       1,323
       Note payable                                                                 1,000                       1,000
                                                              --------------------------------------------------------
         Total liabilities                                                        267,553                     252,061
                                                              --------------------------------------------------------
SHAREHOLDERS' EQUITY
     Preferred stock - $1 par value; 1,000,000 authorized
     (500,000 voting and 500,000 nonvoting);
     20,000 series A nonvoting issued and outstanding,
     stated at liquidation value                                                      500                         500
     Common stock - $1 par value; 1,000,000 authorized;
     668,360 shares issued and outstanding                                            668                         668
     Capital surplus                                                                5,051                       5,051
     Retained earnings                                                             11,824                      11,463
     Accumulated other comprehensive (loss) income, net of tax                       (710)                        235
                                                              --------------------------------------------------------
         Total shareholders' equity                                                17,333                      17,917
                                                              ========================================================
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $                 284,886         $           269,978
                                                              ========================================================

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS
               SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                  (UNAUDITED)

                                                               Six months ended June 30
                                                              ---------------------------
                                                                  1999         1998
                                                              ---------------------------
                                                                (dollars in thousands)
INTEREST INCOME:
  Interest and fees on loans                                   $     4,448    $    5,335
  U.S. treasury securities                                              59           367
  Obligations of U.S. government agencies and corporations           3,436         2,491
  Obligations of states and political subdivisions                     245           308
  Bank balances and other securities                                   466           560
                                                              ---------------------------
 Total interest income                                               8,654         9,061
                                                              ---------------------------
INTEREST EXPENSE:
  Time certificates over $100,000                                      493           463
  Other savings and time deposits                                    1,913         2,195
  Securities sold under repurchase agreements                          581           472
  Note payable                                                          23            27
                                                              ---------------------------
 Total interest expense                                              3,010         3,157
                                                              ---------------------------
NET INTEREST INCOME                                                  5,644         5,904
PROVISION FOR LOAN LOSSES                                              600         1,844
                                                              ---------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                    5,044         4,060
                                                              ---------------------------
NONINTEREST INCOME
  Service charges on deposit and checking accounts                   1,757         1,648
  Gain on sale of securities                                             -           121
  Other operating income                                                36             3
                                                              ---------------------------
 Total noninterest income                                            1,793         1,772
                                                              ---------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                     3,278         3,271
  Occupancy                                                            407           383
  Furniture and equipment                                              384           386
  Data processing                                                      324           330
  Other                                                              1,979         1,670
                                                              ---------------------------
 Total noninterest expense                                           6,372         6,040
                                                              ---------------------------
INCOME (Loss) BEFORE INCOME TAXES                                      465          (208)
INCOME TAXES (Benefits)                                                 92          (156)
                                                              ---------------------------
NET INCOME (Loss)                                              $       373    $      (52)
                                                              ---------------------------

OTHER COMPREHENSIVE INCOME, NET OF TAX
  Unrealized securities losses                                        (945)         (261)
  Reclassification adjustment                                            0          (206)
                                                              ---------------------------
 Other Comprehensive Income (Loss)                                    (945)         (467)
                                                              ---------------------------
COMPREHENSIVE LOSS                                                   ($572)        ($519)
                                                              ===========================
BASIC AND DILUTED EARNINGS (loss) per COMMON SHARE                   $0.56        ($0.08)
                                                              ===========================

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS
                 QUARTERS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                  (UNAUDITED)

                                                                     Quarters Ended June 30
                                                                    --------------------------
                                                                        1999         1998
                                                                    --------------------------
                                                                      (dollars in thousands)
INTEREST INCOME:
  Interest and fees on loans                                             $ 2,188      $ 2,668
  U.S. treasury securities                                                    30          108
  Obligations of U.S. government agencies and corporations                 1,833        1,329
  Obligations of states and political subdivisions                           133          140
  Bank balances and other securities                                         212          317
                                                                    --------------------------
  Total interest income                                                    4,396        4,562
                                                                    --------------------------
INTEREST EXPENSE:
  Time certificates over $100,000                                            248          248
  Other savings and time deposits                                            939        1,120
  Securities sold under repurchase agreements                                313          248
  Note payable                                                                12           14
                                                                    --------------------------
  Total interest expense                                                   1,512        1,630
                                                                    --------------------------
NET INTEREST INCOME                                                        2,884        2,932
PROVISION FOR LOAN LOSSES                                                    500          635
                                                                    --------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                          2,384        2,297
                                                                    --------------------------
NONINTEREST INCOME
  Service charges on deposit and checking accounts                           915          868
  Other operating income                                                      20            2
                                                                    --------------------------
Total noninterest income                                                     935          870
                                                                    --------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                           1,682        1,571
  Occupancy                                                                  214          190
  Furniture and equipment                                                    197          205
  Data processing                                                            149          169
  Other                                                                      999          916
                                                                    --------------------------
Total noninterest expense                                                  3,241        3,051
                                                                    --------------------------
INCOME BEFORE INCOME TAXES                                                    78          116
INCOME TAXES (Benefits) Expense                                               (5)           1
                                                                    --------------------------
NET INCOME                                                               $    83      $   115
                                                                    --------------------------

OTHER COMPREHENSIVE INCOME, NET OF TAX
  Unrealized securities losses                                              (623)          (3)
  Reclassification adjustment                                                  0            3
                                                                    --------------------------
 Other Comprehensive (Loss)                                                 (623)           -
                                                                    --------------------------
COMPREHENSIVE LOSS                                                         ($540)        $115
                                                                    ==========================
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE                         $0.12        $0.17
                                                                    --------------------------

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                   (UNAUDITED)

                                                                                   Six Months Ended June 30
                                                                      -----------------------------------------------
                                                                                1999                     1998
                                                                      -----------------------------------------------
                                                                                    (dollars in thousands)
OPERATING ACTIVITIES
     Net income (loss)                                                                $373                      ($52)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
       Depreciation and amortization                                                   220                       294
       (Accretion) of amortization/discounts of premiums                               730                      (472)
       Amortization of loan fees and discounts                                          90                       -
       Deferred income tax benefits                                                    (31)                      -
       Gain on sale of loans                                                           (26)                      (45)
       Loss on sale of other real estate owned                                           6                        25
       Gain on sale of securities available-for-sale                                   -                        (121)
       Interest on capitalized securities                                                                       (258)
       Provision for loan losses                                                       600                     1,844
       Provision for loan losses on REO                                                  8                       -
       Increase in other assets                                                       (213)                      (26)
       Increase (decrease) in accrued expenses and other liabilities                   156                      (537)
                                                                      -----------------------------------------------
     Net cash provided by operating activities                                       1,913                       652
                                                                      -----------------------------------------------
INVESTING ACTIVITIES
     Net Loan Origination and principal payments                                     3,663                    (1,147)
     Net (increase) decrease in other short-term investments                           (13)                      584
     Additions to bank premises and equipment                                         (107)                     (259)
     Proceeds from sales of loans                                                    2,422                       -
     Net proceeds on sale of other real estate owned                                   154                       175
     Proceeds from sale of securities available-for-sale                               -                       2,059
     Proceeds from maturities of securities available-for-sale                      20,006                    18,866
     Purchase of securities available-for-sale                                     (61,645)                  (42,705)
     Principal collected on securities available-for-sale                           17,039                    14,977
                                                                      -----------------------------------------------
     Net cash used in investing activities                                         (18,481)                   (7,450)
                                                                      -----------------------------------------------
FINANCING ACTIVITIES
     Cash Dividends                                                                    (12)                     (206)
     Net increase in deposits                                                        5,384                    11,592
     Net increase in securities sold under repurchase agreements                     9,952                     5,303
                                                                      -----------------------------------------------
     Net cash provided by financing activities                                      15,324                    16,689
                                                                      -----------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (1,244)                    9,891
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      25,715                    23,342
                                                                      -----------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $           24,471       $            33,233
                                                                      ===============================================
     Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                                                   $3,028                    $3,079
         Taxes                                                                         $50                        $0

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A Basis of Presentation

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consistently, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 1998.

Note B New Accounting Pronouncements

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. This statement requires disclosure of the components of comprehensive income and accumulated balance of other comprehensive income within consolidated total shareholders' equity. The adoption of the provisions of SFAS No. 130, which are only of a disclosure nature, did not affect the Company's financial position, results of operations, or liquidity. Reclassification of financial statements for earlier periods for comparative purposes is required.

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

Prospective Pronouncement

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. Management is in the process of evaluating the potential impact of this standard on the Company's financial position and results of operations.

Note C Formal Agreement with the Office of the Comptroller of the Currency
(OCC).

On August 25, 1998, the Company's subsidiary Bank, "The Bank" Industrial Bank, N.A., entered into a Formal Agreement with the OCC. The Agreement requires the Bank to undertake certain actions within designated time frames from the date the agreement was entered into, and to operate in compliance with the provisions thereof during its term. The Agreement does not contain any capital directive or other requirement that the Bank increase its capital, or maintain a minimum level of capital in excess of generally applicable capital requirements. See also the section referred to as "Formal Agreement and Year 2000 Issues" in the latter part of Management's Discussion and Analysis.

Item 2.  Management's Discussion and Analysis

As of and for the Six Months Ended June 30, 1999 (dollars in thousands)

Forward looking statements. This discussion contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors statements by suppliers of data processing equipment and services, government agencies and other third parties, as to year 2000 compliance, and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statement. The Company does not undertake to update any forward looking statement to reflect occurrences or events, which may not have been anticipated as of the date of such statements.

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

Financial

IBW Financial Corporation's net income for the first half of 1999 totaled $373, an increase of $425, or 817% from ($52) for June 1998. This increase is primarily attributed to a decrease in the provision for loan losses of $1,244, offset by an increase in taxes of $248, a decrease in net interest income of $260, an increase in non-interest expenses of $332 and a increase in non-interest income of $21. Return on average assets (ROAA), and return on average shareholder's equity (ROAE) through the first half of 1999 and 1998 were
 .27% and (.04%), 4.14% and (.52%), respectively.

Net Interest Income

Net interest income for the six months ended June 30, 1999 decreased $260, or 4% compared to the same period in 1998. The average balance of interest-earning assets for the six month period ended June 30, 1999 increased $20 million or 10% to $259 million compared to $239 million for the six month period ended June 30, 1998. The average yield on average interest-earning assets decreased by 97 basis points to 6.82% for the six months period ended June 30, 1999 compared to 7.79% for the same period last year. The decrease in the average yield on average interest-earning assets reflects the decline in market rates and the reinvestment of funds from repaid loans into securities and federal funds sold.

Net loans averaged $100 million during the first half of 1999 compared to $115 million of the first half of 1998, reflecting a decrease of $15 million. As a result in the volume in loans, interest and fees on loans decreased $887 or 17% to $4.4 million for the six months ended June 30, 1999 compared to $5.3 million for the same period last year. Additionally, the average yield on net loans declined 40 basis points to 8.93% for the six months ended June 30, 1999 compared to 9.32% for the same period last year. The decrease in loan volume primarily reflects management's determination to restrict loan growth and minimize problem loans prior to refocusing on loan growth strategies.

Taxable securities averaged $132 million during the first half of 1999 compared to $94 million for the first half of 1998, reflecting an increase of $38 million. Interest income from taxable securities increased $629 or 22% to $3.5 million for the six month ended June 30, 1999 compared to $2.9 million for the same period last year. While the average balance and income increased, the average yield on taxable securities decreased 82 basis points to 5.40% for the six months ended June 30, 1999 compared to 6.22% for the same period last year. The decrease in taxable securities yields primarily reflects the decline in market rates.

Non-taxable securities averaged $9 million during the first half of 1999 compared to $11 million for the first half of 1998, reflecting a decrease of $2 million. Interest income from non-taxable securities decreased $63 or 20% to $245 for the six months ended June 30, 1999 compared to $308 for the same period last year. The yield on non-taxable securities decreased to 8.36% for the six months ended June 30, 1999 compared to 8.52% for the same period last year.

Federal funds sold averaged $17 million during the first half of 1999 compared to $16 million for the first half of 1998, reflecting a increase of $1 million. Interest income from federal funds sold increased $39 to $221 for the six months ended June 30, 1999 compared to $182 for the same period last year. The yield on federal funds sold decreased 83 basis points to 4.79% for the six months ended June 30, 1999 compared to 5.62% for the same period last year. The decrease in the yield on federal funds sold reflects the decline in market rates.

Average interest-bearing liabilities increased $21 million or 12% to $202 million for the six months ended June 30, 1999 compared to $181 million for the same period last year. The average cost on interest -bearing liabilities decreased 51 basis points to 3.01% for the six months ended June 30, 1999 compared to 3.52% for the same period last year. The increase in average interest-bearing liabilities are centered in repurchase agreements and time deposits reflecting increases of $11 million and $9 million respectively for the six months ended June 1999. The average cost on repurchase agreements and time deposits decreased 86 and 69 basis points respectively to 3.60% and 4.02% for the six months ended June 30, 1999 compared to 4.46% and 4.71% respectively during the same period in 1998.

The interest rate spread decreased 46 basis points to 3.81% at June 1999 from 4.27% at June 1998, and is attributable to lower market rates and the lower level of loans and the higher levels of securities and federal funds sold as noted above.

Provision for Loan Losses

The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. The provision for loan losses decreased $1,244 to $600 for the six months ended June 30, 1999 compared to $1,844 for the six months ended June 30, 1998. The decrease in the provision for loan losses is attributable primarily to the decrease in non-performing assets. Non-performing assets decreased $1,454 to $5.5 million at June 30, 1999 from $7.0 at year end 1998. However, loans with potential credit problems increased $2,068 or 25% to $10.2 million at June 30, 1999 from $8.1million at year end 1998. See the Non-Performing Assets section for additional information related to the Company's allowance for loan losses.

Non-interest Income

Non-interest income increased $21, or 1%, to $1,793 for the six months ended June 30, 1999 compared to $1,772 for June 30, 1998. The increase is attributed to an increase in service charges of $109, an increase in other income of $33 offset by security gains of $121 during the first half of 1998 while there were no securities gains in the current period.

Non-interest Expense

Non-interest expenses increased $332 to $6.3 million for the six months ended June 30, 1999 compared to $6.0 million for the same period last year. The composition of the increase consists of an increase of $309 in other expenses, an increase of $24 in occupancy expenses, offset by a decrease of $6 in data processing, a decrease of $2 in furniture and equipment.

Other expenses for the six months ended June 30, 1999 increased $309 or 19% to $1.9 compared to $1,670 for the same period last year. Consulting fees and testing with our primary data processing servicer related to year 2000 concerns totaled $70 and $25 respectively for the first half of 1999 compared to no direct cost associated to year 2000 concerns for the first half of 1998. Approximately $264 in increased expenses were incurred during the first half of 1999 related to consulting fees, increased board fees, increased assessments for federal deposit insurance and regulatory examination and increased legal fees, all associated with the regulatory agreement placed on the company's subsidiary, Industrial Bank N.A., in August of 1998. Other large expenses that were incurred during the first half of 1999 that were not incurred during the first half of 1998 included a contract buy out and related expenses of $40 to employ a key individual to assist in the daily management of computer related issues including year 2000 concerns. Additionally, the first half of 1999 included $54 in recruiting fees for two loan officers. These large expenses have been largely offset by a decrease in advertising expenses of $176.

Salary and benefits for the six months ended June 30, 1999 remained stable at $3.3 million, compared to the same period last year.

Provision for Income Taxes

The provision for income taxes for the first half of 1999 was $92, compared to ($156) a year ago due to losses before income taxes attributed largely to the increased provision for loan losses during the first half of 1998.

Financial Overview

Total assets increased $15 million, or 6%, from December 31, 1998 to June 30, 1999, mainly due to an increase of $22 million in securities, offset primarily by a decrease in loans of $7 million. The increase in assets was primarily funded by repurchase agreement growth of $10 million and deposit growth of $5 million. Total shareholders' equity decreased $584 due to a decrease in the unrealized gains on available-for-sale securities of $945 partially offset by an increase in retained earnings of $361. $12 in preferred stock dividends were declared during the first half of 1999.

The carrying value of the Company's securities portfolio increased $22 million to $154 million at June 30, 1999 from $131 million at December 31, 1998. This composition reflected a change as U. S. Government Agency securities increased approximately $5 million to $61 million while mortgage-backed securities increased $12 million to $75 million, from December 31, 1998 to June 30, 1999. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 3.3 years at June 30, 1999 compared to 2.27 years at December 31, 1998. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of management's ongoing analysis. There are no issuers of securities other than governmental securities, whose securities held by the Company, have a book value in excess of 10% of shareholders' equity.

The allowance for loan losses was $5.1 million or 4.95% of total loans at June 30, 1999 compared to $4.7 million or 4.29% at December 31, 1998. The increase in the level of the allowance for loan losses as a percentage of ending loans reflects the increase in loans with potential credit problems. Non-performing assets decreased $1,454 or 21% to $5,548 from $7,002 at year-end 1998. Loans with potential credit problems (excluding non-performing assets) increased to $10,213 at June 30, 1999 from $8,145 at year-end 1998, representing an increase of $2,068 or 25%. The ratio of allowance for possible loan losses to total loans increased to 4.54% at June 30, 1999 from 4.29% at year-end 1998. At June 30, 1999 and year-end 1998, non-performing assets represented 1.94% and 2.59% respectively of total assets.

             AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS(1)


                                             Six Months Ended                      Six Months Ended
                                               June 30, 1999                         June 30, 1998
                                   -----------------------------------------------------------------------
                                                                                                   Amount
                                      Average                Amount Paid or  Average    Average    Paid or
                                      Balance   Average Rate     Earned      Balance      Rate     Earned
                                   -----------------------------------------------------------------------
                                                                             (dollars in thousands)
Assets
Loans, net                           $ 100,473      8.93%        $4,448     $ 115,396     9.32%    $5,335
Taxable securities                     131,620      5.40%         3,523        93,867     6.22%     2,894
Non-taxable securities(2)                8,954      8.36%           371        11,047     8.52%       467
Federal funds sold                      17,458      4.79%           415        15,606     5.62%       435
Interest-bearing deposits held             977      4.75%            23         2,798     6.41%        89
                                   -----------------------------------------------------------------------
Total interest-earning assets          259,482      6.82%         8,780       238,714     7.79%     9,220
Cash and due from banks                 12,586                                 11,173
Bank premises and
  equipment, net                         2,477                                  2,741
Other assets                             5,215                                  4,150
                                   ============                         ==============
Total assets                         $ 279,760                              $ 256,778
                                   ============                         ==============
Liabilities and
Shareholders' equity

Interest-bearing demand deposits     $  30,561      0.91%        $  138     $  27,244     1.72%    $  233
Savings deposits                        63,962      2.53%           803        65,732     2.74%       894
Time deposits                           73,584      4.02%         1,466        65,570     4.71%     1,531
                                   -----------------------------------------------------------------------
Total interest-bearing deposits        168,107      2.89%         2,407       158,546     3.38%     2,658
Borrowed funds                           1,000      4.64%            23         1,000     5.44%        27
Repurchase agreements                   32,487      3.60%           580        21,363     4.46%       472
                                   -----------------------------------------------------------------------
Total interest-bearing liabilities     201,594      3.01%         3,010       180,909     3.52%     3,157
Noninterest-bearing liabilities         58,557                                 53,336
Other liabilities                        1,597                                  2,416
Shareholders' equity                    18,012                                 20,117
                                   ------------                         --------------
Total liabilities and
  shareholders' equity               $ 279,760                              $ 256,778
                                   ============                         ==============
Net interest income and net
yield on interest-earning assets

Net interest income                                              $5,770                            $6,063
                                                          ==============                        ==========
Interest rate spread                                3.81%                                 4.27%
Net yield on average interest-
  earning assets                                    4.48%                                 5.12%
Average interest-earning assets
  to average interest-bearing
  liabilities                                     128.72%                               131.95%


                                                   Year Ended
                                                December 31, 1998
                                   ------------------------------------
                                                               Amount
                                         Average      Average  Paid or
                                         Balance       Rate    Earned
                                   ------------------------------------
Assets
Loans, net                              $ 113,286      9.28%   $10,518
Taxable securities                        103,507      5.66%     5,858
Non-taxable securities(2)                  10,353      8.44%       874
Federal funds sold                         16,493      5.49%       905
Interest-bearing deposits held              2,238      4.69%       105
                                   ------------------------------------
Total interest-earning assets             245,877      7.43%    18,260
Cash and due from banks                    11,038
Bank premises and
  equipment, net                            2,692
Other assets                                3,831
                                   ===============
Total assets                            $ 263,438
                                   ===============
Liabilities and
Shareholders' equity

Interest-bearing demand deposits        $  27,394      1.76%       481
Savings deposits                           65,474      2.70%     1,770
Time deposits                              68,643      4.52%     3,104
                                   ------------------------------------
Total interest-bearing deposits           161,511      3.32%     5,355
Borrowed funds                              1,000      5.10%        51
Repurchase agreements                      24,011      4.30%     1,032
                                   ------------------------------------
Total interest-bearing liabilities        186,522      3.45%     6,438
Noninterest-bearing liabilities            56,031
Other liabilities                           1,472
Shareholders' equity                       19,413
                                   ---------------
Total liabilities and
  shareholders' equity                  $ 263,438
                                   ===============
Net interest income and net
yield on interest-earning assets

Net interest income                                            $11,822
                                                             ==========
Interest rate spread                                   3.98%
Net yield on average interest-
  earning assets                                       4.81%
Average interest-earning assets
  to average interest-bearing
  liabilities                                        131.82%


(1) Yields on securities have been computed based upon the historical cost of such securities. Nonaccruing loans are included in average balances.
(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $8,654, and $5,644 for June 30, 1999, $9,061 and $5,904 for June 30, 1998 and $17,963 and $11,525
     for 1998.

                        LOAN LOSS AND RECOVERY EXPERIENCE

                                                              ------------------------------------------
                                                               Six Months Ended          Year Ended
                                                                 June 30, 1999        December 31, 1998
                                                              ------------------------------------------
                                                                       (dollars in thousands)
Total outstanding loans at end of period                         $      103,223         $       109,613
Average amount of loans outstanding                                     100,473                 113,286
Allowance for loan losses
  at beginning of period                                                  4,700                   1,702
Loans charged off:
  Commercial                                                                201                   1,571
  Real estate mortgage                                                       92                     -
  Installment loans to individuals                                           95                     249
                                                              ------------------------------------------
Total charge-offs                                                           388                   1,820
                                                              ------------------------------------------
Recoveries of loans previously charged-off:
  Commercial                                                                178                     151
  Real estate mortgage                                                      -                       -
  Installment loans to individuals                                           16                      64
                                                              ------------------------------------------
Total recoveries                                                            194                     215
                                                              ------------------------------------------
Net charge-offs                                                             194                   1,605
Additions to allowance charged to
operations                                                                  600                   4,603

                                                               ----------------------------------------
Allowance for loan losses at end of period                       $        5,106         $         4,700
                                                              ==========================================
Ratio of net charge-offs during the period
  to average outstanding loans during the period                          0.19%                   1.42%
Ratio of allowance for possible loan
  losses at the end of the period to total loans                          4.95%                   4.29%

                                             ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                   June 30, 1999                           December 31, 1998
                                                (dollars in thousands)

                                                            Percent                              Percent
Commercial                              $ 2,477              48.51%           $ 3,461            73.64%
Real estate mortgage                        517              10.13%               406             8.64%
Consumer                                    329               6.44%               280             5.96%
Unallocated                               1,783              34.92%               553            11.76%
                          ------------------------------------------------------------------------------
Total                                   $ 5,106             100.00%           $ 4,700           100.00%
                          ==============================================================================

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

                              NON-PERFORMING ASSETS

                                          --------------------------------------
                                           June 30, 1999      December 31, 1998
                                          --------------------------------------
                                                 (dollars in thousands)

     Non-accrual loans(1)                  $       4,405           $      5,003
     Loans past due 90 days or more
       and still accruing                            746                  1,474
     Foreclosed properties                           397                    525
                                           -------------           ------------
     Total                                 $       5,548           $      7,002
                                          ======================================
     Non-performing assets to gross
       loans and foreclosed properties
       at period end                                5.35%                  6.36%
     Non-performing assets to total
       assets at period end                         1.95%                  2.59%

1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current as to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the six months ended June 30, 1999 and the year ended
     December 31, 1998 for non-accrual loans had the loans been current in accordance with their original terms was $220 and $230, respectively.

At June 30, 1999, there were $10,213 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. This represents an increase of $2,068 or 25% from year-end 1998. The increase is attributed primarily to two new credits totaling $2,957 in commercial real estate. (Subsequent to June 30, 1999, the $1 million credit has been paid off without loss of principal or interest and the $1,957 credit have been restructured and no longer warrants classification as a possible credit problem). Included in the total are thirteen loans, totaling $7,377 fully collateralized by commercial real estate, four of which represent $5,018 or 68% of the total. The remaining amount consists of six residential mortgage loans totaling $2,044, one at $1,269 and eight commercial loans totaling $792.

Year 2000 Issue.

     Many computer programs now in use have not been designed to properly recognize years after 1999. If not corrected, these programs could fail or create erroneous results. This year 2000 ("Y2K") issue affects the entire banking industry because of its reliance on computers and other equipment that use computer chips. This problem is not limited to computer systems. Y2K issues may affect every system that has an embedded microchip, such as automated teller machines, elevators, vaults, heating, air conditioning, and security systems. Y2K issues may also affect the operation of third parties with whom the Company does business such as vendors, suppliers, utility companies, and customers.

Risk Related to Year 2000

     The Y2K issue poses certain risks to the Company and its operations. Some of these risks are present because the Company purchases technology and information system applications from other parties who also face Y2K challenges. Other risks are specific to the banking industry. Commercial banks may experience a deposit base reduction if customers withdraw significant amounts of cash in anticipation of Y2K. Such a deposit contraction could cause an increase in interest rates, require the Company to locate alternative sources of funding or sell investment securities or other liquid assets to meet liquidity needs, and may reduce future earnings. To reduce customer concerns regarding Y2K noncompliance, a customer awareness plan has been implemented which is directed towards making deposit customers knowledgeable about the Company's Y2K compliance efforts.

     The Company lends significant amounts to businesses and individuals in its marketing areas. If these borrowers are adversely affected by Y2K problems, they may not be able to repay their loans in a timely manner. This increased credit risk could adversely affect the Company's financial performance. In an effort to identify any potential loan risk because of borrower Y2K noncompliance, all loan customers with loans or commitments exceeding $100,000 were surveyed using a Y2K questionnaire. The Company analyzed the results and any risks were identified. The Company has also modified its loan underwriting controls to ensure that potential borrowers are carefully evaluated for Y2K compliance before any new loan is approved.

     The Company's operations, like those of many other companies, can be adversely affected by Y2K triggered failures which may be experienced by third parties upon whom the Company relies for processing transactions. The Company has identified all critical third-party service providers and vendors and is monitoring their Y2K compliance programs. The Company's primary supplier of data processing services has adopted a Y2K compliance plan that includes a timetable for making changes necessary to be able to provide services in the year 2000. That supplier has provided assurances to the Company regarding its progress toward Y2K compliance and has been examined for Y2K readiness by federal bank examiners. The Company's operations may also be adversely affected by Y2K related failures of third party providers of electricity, telecommunications services and other utility services. Failures in these areas could impact the Company's ability to conduct business. The Y2K compliance of these providers is largely beyond the control of the Company.

The Company's State of Readiness

     The Company has created a task force to establish a Y2K plan to prevent or mitigate the adverse effects of Y2K issue on the Company and its customers. Goals of the Y2K plan include identifying Y2K risks of information systems and equipment used by the Company, informing customers of Y2K issues and risks, establishing a contingency plan for operating if Y2K issues cause important systems or equipment to fail, implementing changes necessary to achieve Y2K compliance, and verifying that these changes are effective. The Comptroller of the Currency has examined the Company's Y2K compliance plan and the Company's progress in implementation. In addition, the Board of Directors is carefully monitoring progress under the plan on a monthly basis.

     The Company's plan to address the Y2K issues involves several phases, described below:

     Awareness-In this phase, the Company's Y2K plan and project team were established, the overall Y2K approach was identified, compliance standards were defined, and responsibility for corrective action was assigned. This phase has been completed.

     Assessment-During this phase, the Company gathered and analyzed information to determine the size and the impact of the Y2K problem and then made decisions to modify, reengineer, or replace existing systems and programs. This phase has been completed.

     Renovation-This phase involved obtaining and implementing upgraded software applications provided by the Company's vendors, modifying system codes, reengineering Y2K vulnerable systems and programs, developing bridges for systems which cannot be reengineered, and changing files and databases as necessary. This phase has been completed.

     Validation-During the validation phase, the Company tested systems and software for Y2K compliance in an effort to identify and correct any errors identified in the renovation phase. This phase has been completed.

     Implementation-In this phase all new and revised systems will be implemented, data exchange issues will be resolved and back up and recovery plans will be developed. This phase has been completed.

     Based on information developed to date, Company management believes that the cost of remediation will not be material to the Company's business, operations, liquidity, capital resources, or financial condition. The Company expects that its total cash outlay for Y2K readiness in 1998, 1999 and future years will be less than $500,000. This amount includes approximately $250,000 in cost of software and equipment upgrades or replacements and other costs. The Company expects that the total effect on net income, after tax deductions, of these Y2K expenditures in 1998, 1999 and future years will be less than $330,000. The Company is funding Y2K expenditures through continuing operations.

     In the event that some or all systems experience failure, the Company has developed a detailed contingency plan. This plan calls for manual processing of bank transactions. Delays in processing transactions would result in the event that the Company is forced to process transactions manually. These delays could disrupt normal business activities of the Company and its customers.

Forward Looking Statements

     The discussion above regarding issues associated with Y2K includes certain "forward looking statements." The Company's ability to predict results or effects of issues related to the Y2K issue is inherently uncertain and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the following:

The possibility that protection procedures, contingency plans, and remediation efforts will not operate as intended;

The Company's failure to timely or completely identify all software or hardware applications requiring remediation;

Unexpected costs;

The uncertainty associated with the impact of Y2K issues on the banking industry and the Company's customers, vendors, and others with whom it conducts business; and

The general economy.


Formal Agreement with the OCC. On August 25, 1998, the Bank entered into a Formal Agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "OCC"). The Agreement requires the Bank to undertake certain actions within designated time-frames from the date the agreement was entered into, and to operate in compliance with the provisions thereof during its term.

Among the actions required by the Agreement are the following: (i) Within thirty days, the Bank shall employ an independent management consultant to perform a study of the Bank's management structure and staffing requirements, including a report identifying staffing requirements, job descriptions and evaluations for senior officers, and evaluating organizational structure. The Board of Directors (the "Board") is required to adopt within thirty days of the receipt of the report, a plan to eliminate any deficiencies in management, staffing, or supervision of management; (ii) The Board is required to take steps to obtain current and satisfactory credit information on loans without such information, and to insure that proper collateral documentation is maintained. Management may not grant, renew, alter, restructure or extend a loan without proper documentation and analysis of credit, purpose and anticipated source of repayment. In absence of such information, such loans my be made only upon certification of a majority of the Board why obtaining such information would be detrimental to the best interest of the Bank; (iii) Within thirty days the Board shall adopt a written program to eliminate the basis of criticism for assets rated "doubtful", "substandard" or "other assets especially mentioned;" (iv) Within thirty days the Board shall establish a loan review system to assure timely identification and categorization of problem credits and implement a process to insure the loan review function is independent; (v) Within sixty days the Board shall review and revise the Bank's loan policy based upon the guidance on Loan Portfolio Management in the Comptroller's Manual for National Bank Examiners. Within thirty days thereafter, the Board shall develop a process to ensure accountability for lending personnel; (vi) The Board shall notify the Assistant Deputy Comptroller before all loan sales; (vii) Within sixty days, the Board shall develop a written program to improve and strengthen collection efforts; (viii) Within ninety days the Board shall develop a profit plan to improve and sustain the Bank's earnings; (ix) Within 120 days, the Board shall adopt and implement a strategic plan for the Bank covering at least three years, including objectives for earnings performance, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of non-performing assets, product line development and market segments intended to be developed, together with strategies to achieve those objectives; (x) The Board shall take all steps necessary to correct any violation of law, rule or regulation cited in any report of examination; (xi) Within thirty days the Bank shall submit a revised written project plan with respect to Year 2000 compliance of the Bank's information and environmental systems, including a testing plan and, within sixty days, a remediation contingency plan in the event any systems is not compliant by the date set forth in the plan.

Compliance with the Agreement is to be monitored by a committee (the "Committee") of at least three directors, none of whom is an employee of the Bank or a family member of an employee. The Committee, presently composed of four directors, is required to submit written progress reports on a monthly basis. The Agreement requires the Bank to make periodic reports and filings with the OCC.

As of June 30, 1999, the Bank believes that its is in partial compliance with most of the provisions of the Agreement. The Bank has submitted to the OCC all of the written plans, policies and other information required by the Agreement, except the loan policy and the problem loan procedures, which are being finalized. The Bank is in the process of renewing and resubmitting certain of these plans and policies to provide additional information and procedures, and is periodically reviewing the plans for any required amendment in light of changed circumstances and progress to date. In January 1999, the Bank retained a consulting firm experienced in advising community banks on management, operations and year 2000 matters to assist it in connection with the completion of the preparation, modification and revision of the plan and in connection with its year 2000 compliance efforts.

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

Part  II Other Information
         -----------------


Item 1.  Legal Proceedings

None.

Item 1.  Changes in Securities
         None

Item 2.  Defaults Upon Senior Securities
         None

Item 3.  Submission of Matters to a Vote of Security Holders


         On May 25, 1999, the annual meeting of shareholders of the Company was held for the purpose of electing eight (8) directors to serve until the next annual meeting and until their successors are duly elected and qualified. The name of each director elected at the meeting, who constitute the entire Board of Directors in office upon completion of the meeting, and the votes cast for such persons are set forth below.

         --------------------------------------------------------------------------------------
                                                    Against/
         Name                              For      Withheld    Abstentions    Broker Non-Votes
         --------------------------------------------------------------------------------------
         Clinton W. Chapman, Esquire     486,155      1,123          -                -
         --------------------------------------------------------------------------------------
         George H. Windsor, Esquire      485,835      1,443          -                -
         --------------------------------------------------------------------------------------
         Benjamin L. King, CPA           486,155      1,123          -                -
         --------------------------------------------------------------------------------------
         B. Doyle Mitchell, Jr.          486,155      1,123          -                -
         --------------------------------------------------------------------------------------
         Massie S. Fleming               486,155      1,123          -                -
         --------------------------------------------------------------------------------------
         Cynthia T. Mitchell             486,155      1,123          -                -
         --------------------------------------------------------------------------------------
         Marjorie H. Parker, Ph.D.       482,725      4,556          -                -
         --------------------------------------------------------------------------------------
         Emerson A. Williams, M.D.       482,225      5,053          -                -
         --------------------------------------------------------------------------------------

Item 1.  Other Information

None

Item 1.  Exhibits and Reports on Form 8-K

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



IBW FINANCIAL CORPORATION


August 13, 1999                     /s/ B. Doyle Mitchell, Jr.
                                    B. Doyle Mitchell, Jr.


August 13, 1999                     /s/ Thomas A. Wilson, Jr.
                                    Thomas A. Wilson, Jr., Senior Vice President
                                    and Chief Financial and Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.      Description
-----------      -----------

11               Statement regarding Computation of Per Share Earnings

27               Financial Data Schedule