Form 10QSB
period 1999-09-30
IBW FINANCIAL CORP
filed 1999-11-15
CIK 1013274

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


       X  Quarterly Report under Section 13 or 15(d) of the Securities
     -----
     Exchange Act of 1934 for the Quarterly Period ended September 30, 1999

     _____Transition report under Section 13 or 15(d) of the Securities Exchange
     Act For the transition period from        to        .
                                        -------  --------

         Commission file number 0-28360.


                            IBW Financial Corporation
                 (Name of Small Business Issuer in its Charter)


District of Columbia                           52-1943477
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)


                  4812 Georgia Avenue, NW, Washington, DC 20011
               (Address of Principal Executive Offices) (Zip Code)

                                  (202)722-2000
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
(Former Name, Former Address, and Former Fiscal Year, If Changed Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file reports), and (2) has
been subject to such filings requirements for the past 90 days.   X  Yes    No
                                                                 ---     ---

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 31, there were 668,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

     Transitional Small Business Disclosure Format (check one)    Yes   X  No
                                                               ---     ---

Part I   Financial Information
         ---------------------

Item 1.  Financial Statements


                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30,1999 AND DECEMBER 31,1998
                                  (UNAUDITED)

                                                                           September 30, 1999           December 31, 1998
                                                                       --------------------------------------------------------
                                                                                        (dollars in thousands)
ASSETS
     Cash and cash equivalents:
     Cash and due from banks                                           $                    14,898   $                  12,565
     Federal funds sold                                                                      7,700                      13,150
                                                                       --------------------------------------------------------
         Total cash and cash equivalents                                                    22,598                      25,715
     Interest-bearing deposits in banks                                                        469                         405
     Investment securities available-for-sale, at
       fair value                                                                          145,846                     131,384
     Loans receivable, net of allowance
     for loan losses of $5,320 and $4,700                                                   97,932                     104,469
     Real estate owned, net                                                                    397                         525
     Bank premises and equipment, net                                                        2,378                       2,542
     Other assets                                                                            3,481                       3,687
     Deferred income taxes                                                                   2,027                       1,251
                                                                       --------------------------------------------------------
         TOTAL ASSETS                                                                      275,128                     269,978
                                                                       ========================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
       Demand deposits                                                 $                    58,408   $                  58,870
       Time and savings deposits                                                           158,248                     165,257
                                                                       --------------------------------------------------------
         Total deposits                                                $                   216,656   $                 224,127
       Repurchase agreements                                                                38,817                      25,611
       Other liabilities                                                                     1,355                       1,323
       Note payable                                                                          1,000                       1,000
                                                                       --------------------------------------------------------
         Total liabilities                                                                 257,828                     252,061
                                                                       --------------------------------------------------------
SHAREHOLDERS' EQUITY
     Preferred stock - $1 par value; 1,000,000 authorized
     (500,000 voting and 500,000 nonvoting);
     20,000 series A nonvoting issued and outstanding,
     stated at liquidation value                                                               500                         500
     Common stock - $1 par value; 1,000,000 authorized;
     668,360 shares issued and outstanding                                                     668                         668
     Capital surplus                                                                         5,051                       5,051
     Retained earnings                                                                      12,300                      11,463
     Accumulated other comprehensive (loss) income, net of tax                              (1,219)                        235
                                                                       --------------------------------------------------------
         Total shareholders' equity                                                         17,300                      17,917
                                                                       ========================================================
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $                   275,128   $                 269,978
                                                                       ========================================================

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                  (UNAUDITED)


                                                              Nine months ended Sept 30
                                                              ---------------------------
                                                                  1999         1998
                                                              ---------------------------
                                                                (dollars in thousands)

INTEREST INCOME:
  Interest and fees on loans                                  $      6,826  $      7,916
  U.S. treasury securities                                              77           395
  Obligations of U.S. government agencies and corporations           5,335         3,805
  Obligations of states and political subdivisions                     465           448
  Bank balances and other securities                                   598           846
                                                              ---------------------------
Total interest income                                               13,301        13,410
                                                              ---------------------------
INTEREST EXPENSE:
  Time certificates over $100,000                                      677           722
  Other savings and time deposits                                    2,818         3,328
  Securities sold under repurchase agreements                          958           774
  Note payable                                                          35            40
                                                              ---------------------------
Total interest expense                                               4,488         4,864
                                                              ---------------------------
NET INTEREST INCOME                                                  8,813         8,546
PROVISION FOR LOAN LOSSES                                              775         2,419
                                                              ---------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                    8,038         6,127
                                                              ---------------------------
NON INTEREST INCOME
  Service charges on deposit and checking accounts                   2,632         2,476
  Gain on sale of securities                                           (35)          201
  Other operating income                                                39            20
                                                              ---------------------------
Total noninterest income                                             2,636         2,697
                                                              ---------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                     5,033         5,134
  Occupancy                                                            573           571
  Furniture and equipment                                              574           572
  Data processing                                                      508           494
  Other                                                              2,873         2,551
                                                              ---------------------------
Total noninterest expense                                            9,561         9,322
                                                              ---------------------------
INCOME (loss) BEFORE INCOME TAXES                                    1,113          (498)
INCOME TAXES (benefits)                                                251          (203)
                                                              ---------------------------
NET INCOME (loss)                                             $        862  $       (295)
                                                              ===========================

OTHER COMPREHENSIVE LOSS NET OF TAX
  Unrealized securities losses                                      (1,489)         (556)
  Reclassification adjustment                                          (35)          201
                                                              ---------------------------
Other Comprehensive Loss                                            (1,454)         (355)
                                                              ---------------------------
COMPREHENSIVE LOSS                                                   ($592)        ($650)
                                                              ===========================
BASIC AND DILUTED EARNINGS (loss) per COMMON SHARE                   $1.29        ($0.44)
                                                              ---------------------------

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS
            QUARTERS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                  (UNAUDITED)


                                                                                              Quarters Ended Sept 30
                                                                                             --------------------------
                                                                                                 1999         1998
                                                                                             --------------------------
                                                                                              (dollars in thousands)

INTEREST INCOME:
  Interest and fees on loans                                                                 $      2,378  $     2,581
  U.S. treasury securities                                                                             18           28
  Obligations of U.S. government agencies and corporations                                          1,899        1,314
  Obligations of states and political subdivisions                                                    220          140
  Bank balances and other securities                                                                  132          286
                                                                                             --------------------------
Total interest income                                                                               4,647        4,349
                                                                                             --------------------------
INTEREST EXPENSE:
  Time certificates over $100,000                                                                     184          259
  Other savings and time deposits                                                                     905        1,133
  Securities sold under repurchase agreements                                                         377          302
  Note payable                                                                                         12           13
                                                                                             --------------------------
Total interest expense                                                                              1,478        1,707
                                                                                             --------------------------
NET INTEREST INCOME                                                                                 3,169        2,642
PROVISION FOR LOAN LOSSES                                                                             175          575
                                                                                             --------------------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                                                   2,994        2,067
                                                                                             --------------------------
NONINTEREST INCOME
  Service charges on deposit and checking accounts                                                    875          828
  Other operating income                                                                                3           17
Gain on sale of available for sale securities                                                         (35)          80
                                                                                             --------------------------
Total noninterest income                                                                              843          925
                                                                                             --------------------------
NONINTEREST EXPENSE
  Salaries and employee benefits                                                                    1,755        1,863
  Occupancy                                                                                           166          188
  Furniture and equipment                                                                             190          186
  Data processing                                                                                     184          164
  Other                                                                                               894          881
                                                                                             --------------------------
Total noninterest expense                                                                           3,189        3,282
                                                                                             --------------------------
INCOME BEFORE INCOME TAXES                                                                            648         (290)
INCOME TAXES (Benefits) Expense                                                                       159          (47)
                                                                                             --------------------------
NET INCOME                                                                                   $        489  $      (243)
                                                                                             ==========================

OTHER COMPREHENSIVE LOSS, NET OF TAX
  Unrealized securities losses                                                                       (506)        (174)
  Reclassification adjustment                                                                          (3)          80
                                                                                             --------------------------
Other Comprehensive Loss                                                                             (509)         (94)
                                                                                             --------------------------
COMPREHENSIVE LOSS                                                                                   ($20)       ($337)
                                                                                             ==========================
BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE                                                  $0.73       ($0.36)
                                                                                             --------------------------

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                                        Nine Months Ended Sept 30
                                                                            ---------------------------------------------------
                                                                                      1999                     1998
                                                                            ---------------------------------------------------
                                                                                          (dollars in thousands)
OPERATING ACTIVITIES
     Net income (loss)                                                                          $862                     ($295)
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
       Depreciation and amortization                                                             306                       309
       Amortization (accretion) of premium/discounts                                             949                      (511)
       Amortization of loan fees and discounts                                                  (150)                        -
       Deferred income tax benefits                                                             (404)                        -
       Gain on sale of loans                                                                     (40)                      (29)
       Loss on sale of other real estate owned                                                     6                         -
       Loss (Gain) on sale of securities available-for-sale                                       35                      (201)
       Interest on capitalized securities                                                                                 (402)
       Provision for loan losses                                                                 775                     2,419
       Provision for loan losses on REO                                                            8                       (50)
       Decrease (Increase) in other assets                                                       206                       199
       Increase (decrease) in accrued expenses and other liabilities                              32                       924
                                                                            ---------------------------------------------------
     Net cash provided by operating activities                                                 2,585                     2,363
                                                                            ---------------------------------------------------
INVESTING ACTIVITIES
     Net Loan Origination and principal payments                                               1,534                         -
     Net (increase) decrease in other short-term investments                                     (64)                    3,000
     Additions to bank premises and equipment                                                   (142)                     (281)
     Proceeds from sales of loans                                                              4,308                     4,164
     Net proceeds on sale of other real estate owned                                             154                       204
     Proceeds from sale and maturities of securities available-for-sale                       39,507                    27,247
     Purchase of securities available-for-sale                                               (79,126)                  (69,877)
     Principal collected on securities available-for-sale                                     22,417                    23,657
                                                                            ---------------------------------------------------
     Net cash used in investing activities                                                   (11,412)                  (11,886)
                                                                            ---------------------------------------------------
FINANCING ACTIVITIES
     Cash Dividends                                                                              (25)                     (213)
     Net increase in deposits                                                                 (7,471)                   11,660
     Net increase in securities sold under repurchase agreements                              13,206                     9,120
                                                                            ---------------------------------------------------
     Net cash provided by financing activities                                                 5,710                    20,567
                                                                            ---------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                              (3,117)                    8,680
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                25,715                    23,342
                                                                            ---------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $                 22,598        $           32,022
                                                                            ===================================================
     Supplemental disclosures of cash flow information
     Cash paid during the year for
         Interest                                                                             $4,484                    $4,861
         Taxes                                                                                  $125                      $200

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A Basis of Presentation

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consistently, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 1998.

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

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement further amends Statement 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This Statement conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by a non-mortgage banking enterprise. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. Adoption of this standard is not expected to have a material effect on the Company's reported results of operations or financial position.

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

Item 2.  Management's Discussion and Analysis

As of and for the Nine Months Ended September 30, 1999 (dollars in thousands)

Forward looking statements. This discussion contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors statements by suppliers of data processing equipment and services, government agencies and other third parties, as to year 2000 readiness, and other conditions which, by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statement. The Company does not undertake to update any forward looking statement to reflect occurrences or events, which may not have been anticipated as of the date of such statements.

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

Financial

IBW Financial Corporation's net income for the nine months ended September 30, 1999 totaled $862, an increase of $1,157 from ($295) for the nine months ended September 1998. This increase is primarily attributed to a decrease in the provision for loan losses of $1,644, offset by an increase in taxes of $454, a decrease in net interest income of $267, an increase in noninterest expenses of $239 and a decrease in noninterest income of $61. Return on average assets
(ROAA), and return on average shareholder's equity (ROAE) through the nine months ended September 30, 1999 were .41% and (.15%) as compared to ROA of 6.58%and ROAE of (20.3%)for the nine months ended September 30, 1998.

Net Interest Income

Net interest income for the nine months ended September 30, 1999 increased $267, or 3.1%, compared to the same period in 1998. The average balance of interest-earning assets for the nine month period ended September 30, 1999 increased $16,027 or 7%, to $258,742 compared to $242,715 for the nine month period ended September 30, 1998. The average yield on average interest-earning assets decreased by 51 basis points to 7.00% for the nine month period ended September 30, 1999 compared to 7.51% for the same period last year. The decrease in the average yield on average interest-earning assets reflects the decline in market rates and the reinvestment of funds from repaid loans into securities and federal funds sold.

 Net loans averaged $99,691 during the nine months ended September 30, 1999 compared to $14,951 of the nine months ended September 30, 1998, reflecting a decrease of $1,300. As a result of the decrease in the volume of loans, interest and fees on loans decreased $1,090 or 14% to $6,826 for the nine months ended September 30, 1999 compared to $7,916 for the same period last year. Additionally, the average yield on net loans declined 6 basis points to 9.15% for the nine months ended September 30, 1999 compared to 9.21% for the same period last year. The decrease in loan volume primarily reflects management's determination to restrict loan growth and minimize problem loans prior to refocusing on loan growth strategies.

Taxable securities averaged $132,193 during the nine months ended September 30, 1999 compared to $98,093 for the nine months ended September 30, 1998, reflecting an increase of $34,100. Interest income from taxable securities increased $1,211 or 28% to $5,468 for the nine months ended September 30, 1999 compared to $4,257 for the same period last year. While the average balance and income increased, the average yield on taxable securities decreased 27 basis points to 5.53% for the nine months ended September 30, 1999 compared to 5.80% for the same period last year. The decrease in taxable securities yields primarily reflects the decline in market rates.

Non-taxable securities averaged $11,555 during the nine months ended September 30, 1999 compared to $10,649 for the nine months ended September 30, 1998, reflecting an increase of $906. Interest income from non-taxable securities decreased $26 or 4% to $705 for the nine months ended September 30, 1999 compared to $679 for the same period last year. The yield on non-taxable securities decreased to 8.15% for the nine months ended September 30, 1999 compared to 8.52% for the same period last year.

Federal funds sold averaged $14,366 during the nine months ended September 30, 1999 compared to $16,442 for the nine months ended September 30, 1998, reflecting a decrease of $2,076. Interest income from federal funds sold decreased $172 to $508 for the nine months ended September 30, 1999 compared to $680 for the same period last year. The yield on federal funds sold decreased 80 basis points to 4.73% for the nine months ended September 30, 1999 compared to 5.53% for the same period last year. The decrease in the yield on federal funds sold reflects the decline in market rates.

Average interest-bearing liabilities increased $16,356 or 9% to $200,769 for the nine months ended September 30, 1999 compared to $184,413 for the same period last year. The average cost on interest -bearing liabilities decreased 54 basis points to 2.99% for the nine months ended September 30, 1999 compared to 3.53% for the same period last year. The increase in average interest-bearing liabilities are centered in repurchase agreements and time deposits reflecting increases of $11,021 and $4,082 respectively for the nine months ended September 1999. The average cost on repurchase agreements and time deposits decreased 74 and 57 basis points respectively to 3.76% and 3.97% for the nine months ended September 30, 1999 compared to 4.50% and 4.54% respectively during the same period in 1998. The interest rate spread increased 2 basis points to 4.01% at September 1999 from 3.99% at September 1998.


Provision for Loan Losses

The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. The provision for loan losses decreased $1,644 to $775 for the nine months ended September 30, 1999 compared to $2,419 for the nine months ended September 30, 1998. The decrease in the provision for loan losses is attributable primarily to the decrease in non-performing assets. Non-performing assets decreased $2,957 to $4,045 at September 30, 1999 from $7,002 at year end 1998. Additionally, loans with potential credit problems decreased $408 or

5% to $7,737 at September 30, 1999 from $8,142 at year end 1998. See the Non-Performing Assets section for additional information related to the Company's allowance for loan losses.

Noninterest Income

Noninterest income decreased $61, or 2%, to $2,636 for the nine months ended September 30, 1999 compared to $2,697 for September 30, 1998. The decrease is attributed primarily to the loss on sale of available for sale securities of $35 through nine months of 1999 compared to a gain of $201 during the nine months ended September 30, 1998.

Noninterest Expense

Noninterest expenses increased $239 to $9,561 for the nine months ended September 30, 1999 compared to $9,322 for the same period last year. The composition of the increase consists of an increase of $322 in other expenses, an increase of $2 in occupancy expenses, an increase of $14 in data processing, an increase of $2 in furniture and equipment, offset by a decrease in salary and benefits of $101.

Other expenses for the nine months ended September 30, 1999 increased $322 or 13% to $2,873 compared to $2,551 for the same period last year. Consulting fees and testing with our primary data processing servicer related to year 2000 concerns totaled $149 and $25 respectively for the nine months ended September 30, 1999 compared to $50 cost associated to year 2000 concerns for the nine months ended September 30, 1998. Additionally, $918 in expenses were incurred for consulting fees, legal fees, federal deposit insurance, audit and regulatory fees and director board fees compared to $592 through nine months of 1998. Other large expenses that were incurred during the nine months ended September 30, 1999 that were not incurred during the nine months ended September 30, 1998 included a contract buy out and related expenses of $40 to employ a key individual to assist in the daily management of computer related issues including year 2000 concerns. Additionally, the nine months ended September 30, 1999 included $54 in recruiting fees for two loan officers. The increase in the aforementioned fees along with the Y2K related fees were offset primarily by a decrease in advertising and loan expenses of $216 and $85 respectively.


Provision for Income Taxes

The provision for income taxes for the nine months ended September 30, 1999 was $251, compared to ($203) a year ago due to losses before income taxes attributed largely to the increased provision for loan losses during the nine months ended September 30, 1998.

Financial Overview

Total assets increased $5,150, or 2%, from December 31, 1998 to September 30, 1999, mainly due to an increase of $14,462 in securities, offset primarily by a decrease in loans of $6,537. The increase in assets was primarily funded by repurchase agreement growth of $13,206 and offset by deposit decline of $7,471. Total shareholders' equity decreased $617 due to a decrease in the unrealized gains on available-for-sale securities of $1,454 offset by an increase in retained earnings of $837. $25 in preferred stock dividends was declared during the nine months ended September 30, 1999.

The carrying value of the Company's securities portfolio increased $14,462 to $145,846 at September 30, 1999 from $131,384 at December 31, 1998. This composition reflected a change as U. S. Government Agency securities decreased approximately $13,242 to $44,376 while mortgage-backed securities increased $20,376 to $82,333, from December 31, 1998 to September 30, 1999. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 3.59 years at September 30, 1999 compared to 2.27 years at December 31, 1998. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based regulatory capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of management's ongoing analysis. There are no issuers of securities other than governmental securities, whose securities held by the Company, have a book value in excess of 10% of shareholders' equity.

The allowance for loan losses was $5,320 or 5.13% of total loans at September 30, 1999 compared to $4,700 or 4.29% at December 31, 1998. The increase in the level of the allowance for loan losses as a percentage of ending loans reflects management's conservative posture as the level of non-performing assets and loans with potential credit problems remains high, the decline in the volume of loans. Management continues to assess the valuation of the loan portfolio and adjust the allowance accordingly. Non-performing assets decreased $2,957 or 42% to $4,045 from $7,002 at year-end 1998. Loans with potential credit problems (excluding non-performing assets) decreased to $7,737 at September 30, 1999 from $8,145 at year-end 1998, representing a decrease of $408 or 5%. At September 30, 1999 and year-end 1998, non-performing assets represented 1.47% and 2.59% respectively of total assets.

             AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS(1)

                                                     Nine Months Ended                 Nine Months Ended
                                                     September 30, 1999                September 30, 1998
                                          ----------------------------------------------------------------------
                                                                      Amount                            Amount
                                             Average                 Paid or      Average    Average    Paid or
                                             Balance   Average Rate   Earned      Balance      Rate     Earned
                                          ----------------------------------------------------------------------
                                                  (dollars in thousands)
Assets
Loans, net                                 $   99,691      9.15%     $ 6,826    $ 114,951     9.21%    $ 7,916
Taxable securities                            132,193      5.53%       5,468       98,093     5.80%      4,257
Non-taxable securities(2)                      11,555      8.15%         705       10,649     8.52%        679
Federal funds sold                             14,366      4.73%         508       16,442     5.53%        680
Interest-bearing deposits held                    937      4.85%          34        2,580     5.65%        109
                                          ----------------------------------------------------------------------
Total interest-earning assets                 258,742      7.00%      13,541      242,715     7.51%     13,641
Cash and due from banks                        12,462                              11,490
Bank premises and
  equipment, net                                2,459                               2,724
Other assets                                    5,410                               3,967
                                          ------------                         -----------
Total assets                               $  279,073                           $ 260,896
                                          ============                         ===========
Liabilities and
Shareholders' equity

Interest-bearing demand deposits           $   30,459      0.79%     $   181    $  27,346     2.01%    $   412
Savings deposits                               63,853      2.50%       1,193       65,713     2.74%      1,349
Time deposits                                  71,437      3.97%       2,121       67,355     4.54%      2,289
                                          ----------------------------------------------------------------------
Total interest-bearing deposits               165,749      2.82%       3,495      160,414     3.38%      4,050
Borrowed funds                                  1,000      4.68%          35        1,000     5.35%         40
Repurchase agreements                          34,020      3.76%         958       22,999     4.50%        774
                                          ----------------------------------------------------------------------
Total interest-bearing liabilities            200,769      2.99%       4,488      184,413     3.53%      4,864
Noninterest-bearing liabilities                58,789                              54,740
Other liabilities                               2,045                               2,333
Shareholders' equity                           17,470                              19,411
                                          ------------                         -----------
Total liabilities and
  shareholders' equity                     $  279,073                           $ 260,897
                                          ============                         ===========
Net interest income and net
yield on interest-earning assets

Net interest income                                                  $ 9,053                           $ 8,777
                                                                   ==========                         =========
Interest rate spread                                       4.01%                              3.99%
Net yield on average interest-
  earning assets                                           4.68%                              4.83%
Average interest-earning assets
  to average interest-bearing
  liabilities                                            128.88%                            131.62%

                                                       Year Ended
                                                    December 31, 1998
                                          ------------------------------------
                                                                     Amount
                                            Average                 Paid or
                                            Balance   Average Rate   Earned
                                          ------------------------------------
Assets
Loans, net                                 $  113,286      9.28%     $10,518
Taxable securities                            103,507      5.66%       5,858
Non-taxable securities(2)                      10,353      8.44%         874
Federal funds sold                             16,493      5.49%         905
Interest-bearing deposits held                  2,238      4.69%         105
                                          ------------------------------------
Total interest-earning assets                 245,877      7.43%      18,260
Cash and due from banks                        11,038
Bank premises and
  equipment, net                                2,692
Other assets                                    3,831
                                          ------------
Total assets                               $  263,438
                                          ============
Liabilities and
Shareholders' equity
Interest-bearing demand deposits           $   27,394      1.76%         481
Savings deposits                               65,474      2.70%       1,770
Time deposits                                  68,643      4.52%       3,104
                                          ------------------------------------
Total interest-bearing deposits               161,511      3.32%       5,355
Borrowed funds                                  1,000      5.10%          51
Repurchase agreements                          24,011      4.30%       1,032
                                          ------------------------------------
Total interest-bearing liabilities            186,522      3.45%       6,438
Noninterest-bearing liabilities                56,031
Other liabilities                               1,472
Shareholders' equity                           19,413
                                          -------------
Total liabilities and
  shareholders' equity                     $  263,438
                                          ============
Net interest income and net
yield on interest-earning assets

Net interest income                                                  $11,822
                                                                   ==========
Interest rate spread                                       3.98%
Net yield on average interest-
  earning assets                                           4.81%
Average interest-earning assets
  to average interest-bearing
  liabilities                                            131.82%


(1) Yields on securities have been computed based upon the historical cost of such securities. Nonaccruing loans are included in average balances.

(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $13,301, and $8,813 for September 30, 1999, $13,410 and $8,546 for September 30, 1998 and $17,963 and $11,525 for 1998

                        LOAN LOSS AND RECOVERY EXPERIENCE

                                                                         -------------------------------------------
                                                                          Nine Months Ended          Year Ended
                                                                          September 30, 1999      December 31, 1998
                                                                         -------------------------------------------
                                                                                   (dollars in thousands)
Total outstanding loans at end of period                                      $ 103,768              $ 109,613
Average amount of loans outstanding                                              99,691                113,286
Allowance for loan losses
  at beginning of period                                                          4,700                  1,702
Loans charged off:
  Commercial                                                                        208                  1,571
  Real estate mortgage                                                              158                      -
  Installment loans to individuals                                                  101                    249
                                                                         -------------------------------------------
Total charge-offs                                                                   467                  1,820
                                                                         -------------------------------------------
Recoveries of loans previously charged-off:
  Commercial                                                                        283                    151
  Real estate mortgage                                                                3                      -
  Installment loans to individuals                                                   26                     64
                                                                         -------------------------------------------
Total recoveries                                                                    312                    215
                                                                         -------------------------------------------
Net charge-offs                                                                     155                  1,605
Additions to allowance charged to
operations                                                                          775                  4,603

                                                                         -------------------------------------------
Allowance for loan losses at end of period                                      $ 5,320                $ 4,700
                                                                         ===========================================
Ratio of net charge-offs during the period
  to average outstanding loans during the period                                  0.16%                  1.42%
Ratio of allowance for possible loan
  losses at the end of the period to total loans                                  5.13%                  4.29%


                                   ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                                (dollars in thousands)

                             September 30, 1999                          December 31, 1998
                                                            Percent                                   Percent
Commercial                              $ 1,753              32.96%                $ 3,461             73.64%
Real estate mortgage                        395               7.42%                    406              8.64%
Consumer                                    173               3.25%                    280              5.96%
Unallocated                               2,999              56.37%                    553             11.76%
                           -----------------------------------------------------------------------------------
Total                                   $ 5,320             100.00%                $ 4,700            100.00%
                           ===================================================================================

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


                                     NON-PERFORMING ASSETS

                                                -------------------------------------------------
                                                       September 30, 1999      December 31, 1998
                                                -------------------------------------------------
                                                                    (dollars in thousands)
Non-accrual loans(1)                                   $            3,177      $           5,003
Loans past due 90 days or more
  and still accruing                                                  471                  1,474
Foreclosed properties                                                 397                    525
                                                -------------------------------------------------
Total                                                              $4,045                 $7,002
                                                =================================================
Non-performing assets to gross loans
  and foreclosed properties at period
  end                                                               3.88%                  6.36%
Non-performing assets to total
  assets at period end                                              1.47%                  2.59%

1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current as to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the nine months ended September 30, 1999 and the year ended December 31, 1998 for non-accrual loans had the loans been current in accordance with their original terms was $206 and $230, respectively.

At September 30, 1999, there were $7,737 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. This represents a decrease of $408 or 5% from year-end 1998. Included in the total are fourteen loans, totaling $4,846 fully collateralized by commercial real estate, three of which represent $2,531 or 52% of the total. The remaining amount consists of seven residential mortgage loans totaling $1,839, one at $1,266, and six commercial loans totaling $1,052.

Year 2000 Issue.

     Many computer programs now in use have not been designed to properly recognize years after 1999. If not corrected these programs could fail or create erroneous results. This year 2000 ("Y2K") issue affects the entire banking industry because of its reliance on computers and other equipment that use computer chips. This problem is not limited to computer systems. Y2K issues may affect every system that has an embedded microchip, such as automated teller machines, elevators, vaults, heating, air conditioning, and security systems. Y2K issues may also affect the operation of third parties with whom the Company does business such as vendors, suppliers, utility companies, and customers.

Risk Related to Year 2000

     The Y2K issue poses certain risks to the Company and its operations. Some of these risks are present because the Company purchases technology and information system applications from other parties who also face Y2K challenges. Other risks are specific to the banking industry. Commercial banks may experience a deposit base reduction if customers withdraw significant amounts of cash in anticipation of Y2K. Such a deposit contracting could cause an increase in interest rates, require the Company to locate alternative sources of funding or sell investment securities or other liquid assets to meet liquidity needs, and may reduce future earnings. To reduce customer concerns regarding Y2K noncompliance, a customer awareness plan has been implemented which is directed towards making deposit customers knowledgeable about the Company's Y2K compliance efforts.

     The Company lends significant amounts to businesses and individuals in its marketing areas. If these borrowers are adversely affected by Y2K problems, they may not be able to repay their loans in a timely manner. This increased credit risk could adversely affect the Company's financial performance. In an effort to identify any potential loan risk because of borrower Y2K noncompliance, all loan customers with loans or commitments exceeding $100,000 were surveyed using a Y2K questionnaire. The Company analyzed the results and any risks were identified.The Company has also modified its loan underwriting controls to ensure that potential borrowers are carefully evaluated for Y2K compliance before any new loan is approved.

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

     Based on information developed to date, Company management believes that the cost of remediation will not be material to the Company's business, operations, liquidity, capital resources, or financial condition. The Company expects that its total cash outlay for Y2K readiness in 1998, 1999 and future years will be less than $500,000. This amount includes approximately $250,000 in cost of software and equipment upgrades or replacements and other costs. The Company expects that the total effect on net income, after tax deductions,of these Y2K expenditures in 1998, 1999 and future years will be less than $330,000. The Company is funding Y2K expenditures through continuing operations.

     In the event that some or all systems experience failure, the Company has developed a detailed contingency plan. This plan calls for manual processing of bank transactions. Delays in processing transactions would result in the event that the Company is forced to process transactions manually. These delays could disrupt normal business activities of the Company and its customers.

Formal Agreement with the OCC. On August 25, 1998, the Bank entered into a Formal Agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "OCC"). The Agreement requires the Bank to undertake certain actions within designated timeframes from the date the agreement was entered into, and to operate in readiness with the provisions thereof during its term.

Among the actions required by the Agreement are the following: (i) Within thirty days, the Bank shall employ an independent management consultant to perform a study of the Bank's management structure and staffing requirements, including a report identifying staffing requirements, job descriptions and evaluations for senior officers, and evaluating organizational structure. The Board of Directors (the "Board") is required to adopt within thirty days of the receipt of the report, a plan to eliminate any deficiencies in management, staffing, or supervision of management; (ii) The Board is required to take steps to obtain current and satisfactory credit information on loans without such information, and to insure that proper collateral documentation is maintained. Management may not grant, renew, alter, restructure or extend a loan without proper documentation and analysis of credit, purpose and anticipated source of repayment. In absence of such information, such loans my be made only upon certification of a majority of the Board why obtaining such information would be detrimental to the best interest of the Bank; (iii) Within thirty days the Board shall adopt a written program to eliminate the basis of criticism for assets rated "doubtful", "substandard" or "other assets especially mentioned;" (iv) Within thirty days the Board shall establish a loan review system to assure timely identification and categorization of problem credits and implement a process to insure the loan review function is independent; (v) Within sixty days the Board shall review and revise the Bank's loan policy based upon the guidance on Loan Portfolio Management in the Comptroller's Manual for National Bank Examiners. Within thirty days thereafter, the Board shall develop a process to ensure accountability for lending personnel; (vi) The Board shall notify the Assistant Deputy Comptroller before all loan sales; (vii) Within sixty days, the Board shall develop a written program to improve and strengthen collection efforts; (viii) Within ninety days the Board shall develop a profit plan to improve and sustain the Bank's earnings; (ix) Within 120 days, the Board shall adopt and implement a strategic plan for the Bank covering at least three years, including objectives for earnings performance, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of non-performing assets, product line development and market segments intended to be developed, together with strategies to achieve those objectives; (x) The Board shall take all steps necessary to correct any violation of law, rule or regulation cited in any report of examination; (xi) Within thirty days the Bank shall submit a revised written project plan with respect to Year 2000 readiness of the Bank's information and environmental systems, including a testing plan and, within sixty days, a remediation contingency plan in the event any systems is not ready by the date set forth in the plan.

Compliance with the Agreement is to be monitored by a committee (the "Committee") of at least three directors, none of whom is an employee of the Bank or a family member of an employee. The Committee, presently composed of four directors, is required to submit written progress reports on a monthly basis. The Agreement requires the Bank to make periodic reports and filings with the OCC.

As of September 30,1999, the Bank believes that it is in partial compliance with most of the provisions of the Agreement. The Bank has submitted to the OCC all of the written plans, policies and other information required by the Agreement, except the loan policy and the problem loan procedures, which are being finalized. The Bank is in the process of renewing and resubmitting certain of these plans and policies to provide additional information and procedures, and is periodically reviewing the plans for any required amendment in light of changed circumstances and progress to date. In January 1999, the Bank retained a consulting firm experienced in advising community banks on management, operations and year 2000 matters to assist it in connection with the completion of the preparation, modification and revision of the plan and in connection with its year 2000 compliance efforts.

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


IBW FINANCIAL CORPORATION


November 12, 1999                   /s/ B. Doyle Mitchell, Jr.
                                    B. Doyle Mitchell, Jr.


November 12, 1999                   /s/ Thomas A. Wilson, Jr.
                                    Thomas A. Wilson, Jr., Senior Vice President
                                    and Chief Financial and Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.        Description
-----------        -----------

11                 Statement regarding Computation of Per Share Earnings

27                 Financial Data Schedule