Form 10KSB
period 1999-12-31
IBW FINANCIAL CORP
filed 2000-03-30
CIK 1013274

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                  FORM 10-KSB

      X   Annual report under Section 13 or 15(d) of the Securities Exchange Act
     ---
     of 1934

     For the fiscal year ended December 31, 1999

     ___ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ______________

Commission file number: 0-28360


                          IBW Financial Corporation
                (Name of Small Business Issuer in its Charter)



           District of Columbia                           52-1943477
          (State or other jurisdiction      (I.R.S. Employer Identification No.)
       of incorporation or organization)


                4812 Georgia Avenue, NW, Washington, DC  20011
           (Address of Principal Executive Offices)       (Zip Code)


Issuer's Telephone Number:  (202) 722-2000

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

                    Common Stock, par value $1.00 per share
                               (Title of Class)

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports; and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No _____
     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ______

The issuer's revenues for the fiscal year ended December 31, 1999 were approximately $21,199,000.

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of March 15, 2000 was approximately $4,846,065 (based on the most recent trade known to the Company). See "Market for Common Stock and Dividends")

As of March 15, 1999, the number of outstanding shares of the Common Stock, $1.00 par value, of IBW Financial Corporation was 668,360.


                      DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the Company's Annual Report to Shareholders
                     for the Year Ended December 31, 1999
               are incorporated by reference in part II hereof.


         Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2000 are incorporated by reference in part III hereof.

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

     The Bank was organized in August 1934 as a District of Columbia chartered commercial bank by a group of African-American businessmen and educators for the purpose of providing quality financial services, with an emphasis on home mortgages and automobile financing, to the underserved minority population of the District of Columbia. Over the past sixty five years, the Company has grown from one office in the District of Columbia and $250,000 in assets to seven offices in the District of Columbia, two offices in Prince George's County, Maryland and approximately $265 million in total assets and $18 million of
shareholders' equity at December 31, 1999.   The Bank is among the largest
African-American commercial banks in the nation, and the largest African-American owned commercial bank based in the Washington D.C. metropolitan area.

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

     The Bank also provides a full range of deposit services to its customers, including personal checking, low activity student checking, interest bearing NOW accounts, golden age checking accounts for seniors, statement savings accounts, money market accounts, student accounts, investment certificates, IRA's and Christmas club accounts. Other deposit services include 24 hour banking through use of automated teller machines at twelve (12) convenient locations.
Account holders can access their accounts both domestically and internationally with either the Visa Check Card or the Bank's standard issue debit card. The Bank is a member of the Star and Plus systems. Also the Bank provides a convenient bank by mail service, direct deposit/electronic fund transfers, cash management services, safe deposit boxes, night depository, tax deposits, wire transfers and telebanc systems.

     The Bank has benefited by the recent waves of consolidations and failures in the local banking market, developing new customer relationships as failures or mergers with out of area institutions resulted in displaced or disaffected customers looking to establish local banking relationships.

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

     Compliance with the Agreement is to be monitored by a committee (the "Committee") of at least three directors, none of whom is an employee of the Bank or a family member of and employee. The Committee, presently composed of Mr. King (Chairman), Mrs. Fleming, Mr. Williams and Mr. Chapman, is required to submit written progress reports on a monthly basis. The Agreement requires the Bank to make periodic reports and filings with the OCC.

     The Agreement does not contain any capital directive or other requirement that the Bank increase its capital, or maintain a minimum level of capital in excess of generally applicable capital requirements.

     As of February 29, 2000, the Bank has submitted to the OCC all of the written plans, policies and other information required by the Agreement, and all revisions requested by the OCC, although certain submissions were made outside of the time required by the Agreement.

     There can be no assurances that the Bank's regulators will deem the Bank to be compliant under the Agreement, or that they will not require additional compliance efforts. Failure to comply with the provisions of the Formal Agreement could subject the Bank and its directors to additional enforcement actions, including but not limited to a cease and desist order, a safety and soundness order or civil money penalties. If the directors of the bank become subject to civil money penalties or other actions, the Company or the Bank may be obligated to indemnify such directors.

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

Employees

     As of December 31, 1999, the Bank had 157 full time equivalent employees. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, life and long term disability insurance and an employee stock ownership plan for substantially all full time employees. Annual contributions to the employee stock ownership plan are determined by the Board, and amounted to $52,500 in 1999, $0 in 1998 and $39,100 in 1997. The Company does not have any employees who are not also employees of the Bank.

     Under the terms of the Company's interim capital assistance agreement entered into in connection with the Bank's 1994 acquisition of two branches of a failed savings association, the Company may not increase the compensation of, or pay any bonus to, its directors, officers or key employees, except that it may make such increases or payments during and after the second year of operation following the interim capital assistance with the prior consent of the Federal Deposit Insurance Corporation ("FDIC").

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

     Effective on March 11, 2000, the Gramm Leach-Bliley Act of 1999 (the "GLB Act") allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. The GLB Act allows a wider array of companies to own banks, which could result in companies with resources substantially in excess of the Company's entering into competition with the Company and the Bank.

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

The GLB Act made substantial changes in the historic restrictions on non-bank activities of bank holding companies, and allows affiliations between types of companies that were previously prohibited. The GLB Act also allows national banks to engage in a wider array of non banking activities through "financial subsidiaries."

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

     At December 31, 1999, the Bank was in compliance with all minimum federal regulatory capital requirements which are generally applicable to national banks, as well as the capital requirements of the interim capital assistance.
As of such date, the Bank had a Tier 1 Risk Based Capital Ratio and a Total Risk Based Capital Ratio equal to approximately 15.53% and 16.81% respectively, and a Leverage Capital Ratio equal to approximately 6.70%.

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

     At December 31, 1999, the Bank was a "well capitalized" institution for purposes of Section 38 of the FDIA.

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

ITEM 2.  Description of Property.

     The Bank currently operates nine offices, seven in the District of Columbia, and two in Prince George's County, Maryland. The Bank owns its office located at 4812 Georgia Avenue, N.W. and its branch offices located at 2000 11th Street, NW and 45th and Blaine Streets, NE. The Georgia Avenue office, which is also the principal executive office of the Company, consists of a 6,000 square foot stand alone building with drive-in facilities, and a separate 2,000 square foot building housing the Bank's operations center next door. The 11th Street office is housed in a 4,000 square foot building, and an adjacent 2,000 square foot building houses the loan operations center. The Blaine Street office occupies an approximately 2,000 square foot stand alone building, with drive-in facilities, near the Benning Road Metro Station. The Bank leases the remainder of its offices. The 14th and U Streets office is located in a 1,922 square foot storefront, under a lease which commenced in 1988, for a ten year term and one optional ten year renewal term at a fixed rent of $28,830 per year. The Bank's F Street office is located in a 1,273 square foot storefront under a lease commencing in 1991, for a ten year term at a current annual rent of $71,739, subject to annual increases. The American University office is located in a 962 square foot storefront under a five year lease, which commenced in 1992, with one five year renewal option, at a current annual rent of $25,588, subject to annual increase. The

Forestville, Maryland office is located in a 2,696 square foot storefront with drive-in facilities, and is occupied under a lease which commenced in 1994 for a five year term at a current annual rental of $27,430, subject to annual increase. The Oxon Hill office, the main office of the Bank, is a 10,531 square foot, two story building with drive in facilities, under a lease commencing June 10, 1999 for a term extending until June 10, 1999, which was renewed and extended to 12/31/2001 for a two an one half year term, and an annual rental of $78,984. The Company is responsible for all operating and maintenance expenses on the Oxon Hill property. The Brookland/Woodridge office, which opened in 1997, is located in 2610 Rhode Island Avenue, NE and occupied under a lease, commencing in 1997, with one five year renewal options, for a five year term at a current annual rental of $27,000, subject to annual increases.

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

ITEM 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                   PART II

ITEM 5. Market for Common Equity and Related Shareholder Matters.

Market for Common Stock and Dividends

     There does not currently exist an organized public trading market for shares of Company's Common Stock. Trading in the Company's Common Stock has been sporadic, and consists of private trades conducted without brokers. The Company is aware of approximately 2 trades of the Common Stock since January 1, 1998, at prices ranging from $15 to $18 per share. The last trade known to the Company was a trade of 70 shares at $15 per share on 2/25/2000. There may be other trades of which the Company is either not aware, or with respect to which the Company is not aware of the price. These trades and transactions do not necessarily reflect the intrinsic or market values of the Common Stock. As of December 31, 1999, there were 668,360 shares of Common Stock outstanding, held of record by approximately 568 shareholders.

     Set forth below is certain financial information relating to the Company's and Bank's dividend history for the past five fiscal years Information for periods prior to July 1, 1995 reflect Bank information.


                                                             Year Ended December 31,
                                       --------------------------------------------------------------------
                                          1999         1998           1997            1996        1995
                                       --------------------------------------------------------------------
Net income per common share            $2.50        $(2.06)         $ 2.44         $ 2.06         $ 2.56

Dividends paid per common share        $ .15        $  .51          $  .60         $  .60         $  .60

Ratio of dividends to net income
available to common shareholders        5.98%          N/A           24.59%         29.13%         23.44%

-------------------------------------------

     In 1998 and 1999, the Company reduced the level of dividends which it paid in respect of the common stock, as a result of the additional expenses incurred in respect of provisions for possible loan losses and the increased level of non-Ended December 31, performing and problem assets. The Company currently anticipates that in 2000 it will seek to increase the dividend to the levels paid in 1997, although there can be no assurance that the Company will have sufficient earnings and resources available to increase the amount of the dividend in 2000 or thereafter, or as to the level of dividend which may actually be approved by the Board of Directors. There can be no assurance, that the Bank or the Company will have earnings at a level sufficient to support the payment of dividends, or that either entity will in the future elect to pay dividends. Under the terms of the interim capital assistance agreement, the Bank may not, during the term of the interim capital assistance loan, pay any dividends or repurchase any Common Stock, unless (i) there is no default under the interim capital assistance agreement and related note; (ii) payment of such dividends would not result in an event of default; and (iii) the payment of such dividend is not prohibited or objected to by the OCC. As the Bank is the primary source of funds for payment of dividends by the Company, the inability of the Bank to pay dividends could adversely affect the ability of the Company to pay dividends. As of the date hereof, there is no event of default under the interim capital assistance documents. The term of the interim capital assistance loan expires on July 3, 2000.

     Dividends on the Common Stock are subject to the prior payment of dividends on the Series A Preferred Stock. As of the date hereof, there is no default in the payment of dividends on the Series A preferred Stock.

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

Recent Sales of Unregistered Shares.

     During the past three years, the Company has not sold any securities without registration under the Securities Act of 1933, except for the sale, on September 29, 1997, of 31,200 shares of its Common Stock, and 20,000 shares of its Series A Non-Voting Preferred Stock in a private placement transaction, to the Fannie Mae, at a price of $25.00 per share of Common Stock and $25.00 per share of Series A Non-Voting Preferred Stock, pursuant to an agreement dated August 15, 1997. No underwriter, broker or dealer was involved in the sale of shares to Fannie Mae. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The sale of shares to Fannie Mae was effected as part of Fannie Mae's program to make investments in community oriented and minority institutions to encourage and facilitate housing related lending and affordable housing initiatives. The purchase was privately negotiated, directly by the parties and no public solicitation was used.

ITEM 6.  Management's Discussion and Analysis.

     The information required by this item is incorporated by reference to the material appearing under the caption "Management's Discussion and Analysis" appearing at pages 19 to 28 of the Company's Annual Report to Shareholders for the year ended December 31, 1999.

ITEM 7. Financial Statements.

     The information required by this item is incorporated by reference to the Consolidated Financial Statements appearing at pages 4 to 18 of the Company's Annual Report to Shareholders for the year ended December 31, 1999. The reissued report of Deloitte and Touche, LLP, the Company's predecessor auditor, on the financial statements of the Company for the year ended December 31, 1998, is provided on the following page in accordance with the provisions of Rule 14a-3(b)(1) Note 1.

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
  of IBW Financial Corporation and subsidiary
Washington, DC

We have audited the accompanying consolidated balance sheet of IBW Financial Corporation and subsidiary (the "Company") as of December 31, 1998, and the related consolidated statement of loss, comprehensive loss, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, at December 31, 1998, IBW Financial Corporation's subsidiary, Industrial Bank National Association, is operating under a formal agreement with the Office of the Comptroller of the Currency ("OCC") dated August 25,1998, that requires it to meet certain prescribed actions in accordance with OCC specified deadlines.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of IBW Financial Corporation and subsidiary at December 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Washington, D.C.

February 26, 1999
(March 31, 1999 as to Note 2)

ITEM 8.  Changes in and Disagreements with Accountants.

     On November 15, 1999, the Company dismissed Deloitte & Touche LLP ("D&T") as its certifying accountant. D&T performed the audit of the Company's financial statements for the years ended December 31, 1997 and 1998. During these periods and for the period from January 1, 1999 to November 15, 1999, there were no disagreements between the Company and D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused D&T to make reference to such matter in connection with its audit reports on the Company's financial statements. For each of the years ended December 31, 1997 and 1998, D&T issued unqualified audit reports on the Company's financial statements. Neither audit report contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting practice. However, at the completion of the audit for the year ended December 31, 1998, D&T advised the Company in its judgement that a material weakness existed in the systems of internal controls related to credit card receivables.

     On November 15, 1999, the Company engaged of Stegman and Company to audit the Company's financial statements for fiscal year 1999 as its certifying accountant. The Company solicited bids for audit services from a number of firms. The appointment of Stegman was recommended by the Audit Committee of the Board of Directors and approved by the Oversight Committee of the Board of Directors on November 15, 1999. There were no consultations between the Company and Stegman regarding the application of accounting principles to any matter, or as to any type of opinion that might be issued on the Company's financial statements.

                                   Part III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information required by this Item is incorporated by reference to, the material appearing at page 6 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2000.

ITEM 10.  Executive Compensation.

     The information required by this Item is incorporated by reference to, the material appearing at page 5 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2000.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is incorporated by reference to, the material appearing at pages 2 to 3 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2000.

ITEM 12.  Certain Relationships and Related Transactions.

     The information required by this Item is incorporated by reference to, the material appearing at page 6 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2000.

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

10(b)          Stock Pledge Agreement between the Company and the RTC (5)
11             Statement Regarding Computation of Per Share Earnings
13             The Company's Annual Report to Shareholders for the Year Ended
               December 31, 1999
16             Letter of Deloitte & Touche, LLP Regarding Change in Certifying
               Accountant (6)
21             Subsidiaries of the Registrant

     The sole subsidiary of the Registrant is Industrial Bank, National Association, a national banking association organized under the laws of the United States

27             Financial Data Schedule
99             Designation of the Series A Non-Voting Preferred Stock (7)

_____________________________
(1) Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated September 25, 1997.
(2) Incorporated by reference to Exhibit 2(b) to the Company's Registration Statement on Form 10-SB
(3) Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form 10-SB
(4) Incorporated by reference to Exhibit 6(a) to the Company's Registration Statement on Form 10-SB
(5) Incorporated by reference to Exhibit 6(b) to the Company's Registration Statement on Form 10-SB
(6) Incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K/A, dated November 16, 1999, filed on November 23, 1999
(7) Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, dated September 25, 1997.

(b)  Reports on Form 8-K

     During the fourth quarter of 1999, the Company filed a Form 8-K Current Report (and one amendment thereto) dated November 15, 2000 relating to the change of the Company's certifying accountants discussed at Item 8 of this report.

                                  SIGNATURES

     In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             IBW FINANCIAL CORPORATION



March 28, 2000                            By:  /s/ B.Doyle Mitchell, Jr
                                                  -------------------------
                                                  B. Doyle Mitchell, Jr.
                                                  President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                          Position                         Date
/s/ Clinton W. Chapman       Chairman of the Board of Directors          March 28, 2000
----------------------
Clinton W. Chapman


/s/ George S. Windsor        Vice Chairman of the Board of Directors     March 28, 2000
----------------------
George S. Windsor


/s/ B. Doyle Mitchell, Jr.   President, Chief Executive Officer          March 28, 2000
--------------------------   and Director (Principal Executive Officer)
B. Doyle Mitchell, Jr.


/s/ Massie S. Fleming        Director                                    March 28, 2000
------------------
Massie S. Fleming


/s/ Benjamin L. King         Secretary and Director                      March 28, 2000
---------------------
Benjamin L. King


/s/ Cynthia T. Mitchell      Director                                    March 28, 2000
-----------------------
Cynthia T. Mitchell


/s/ Emerson A. Williams      Director                                    March 28, 2000
------------------------
Emerson A. Williams


/s/ Thomas A. Wilson, Jr.    Senior Vice President, Treasurer            March 28, 2000
-------------------------    (Principal Financial and
Thomas A. Wilson, Jr.         Accounting Officer)