Form 10QSB
period 2000-03-31
IBW FINANCIAL CORP
filed 2000-05-15
CIK 1013274

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


  X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act
-----
of 1934 For the Quarterly Period ended March 31,2000.
                                       -------------

       Transition report under Section 13 or 15(d) of the Securities Exchange
-----
Act For the transition period from            to             .

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30,1999, there were 668,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

     Transitional Small Business Disclosure Format (check one)     Yes  X No

Part I  Financial Information
        ---------------------

Item 1. Finaicial Statements

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31,1999
                                  (UNAUDITED)

                                                                  March 31, 2000            December 31, 1999
                                                            -------------------------------------------------------
                                                                            (dollars in thousands)
ASSETS
     Cash and cash equivalents:
     Cash and due from banks                                $                   13,632  $                   13,733
     Federal funds sold                                                              -                       1,700
                                                            -------------------------------------------------------

         Total cash and cash equivalents                                        13,632                      15,433

     Interest-bearing deposits in banks                                            712                         988
     Investment securities available-for-sale, at fair value                   132,369                     137,970
     Loans receivable, net of allowance
         for loan losses of $4,054 and $4,272                                  110,579                     102,998
     Real estate owned, net                                                          -                         265
     Bank premises and equipment, net                                            2,325                       2,389
     Accrued interest receivable                                                 1,891                       1,665
     Deferred income taxes                                                       2,225                       2,235
     Other assets                                                                1,639                       1,251
                                                            -------------------------------------------------------
         TOTAL ASSETS                                                          265,372                     265,194
                                                            =======================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Noninterest-bearing deposits                           $                   63,609  $                   60,739
     Interest-bearing deposits                                                 150,434                     151,735
                                                            -------------------------------------------------------
         Total deposits                                     $                  214,043  $                  212,474
     Short term borrowings                                                      32,414                      33,733
       Accrued expenses and other liabilities                                    1,019                       1,496
                                                            -------------------------------------------------------
         Total liabilities                                                     247,476                     247,703
                                                            -------------------------------------------------------
SHAREHOLDERS' EQUITY
     Preferred stock - $1 par value; 1,000,000 authorized
     (500,000 voting and 500,000 nonvoting); 20,000
     series A nonvoting issued and outstanding,
     stated at liquidation value                                                   500                         500
     Common stock - $1 par value; 1,000,000 authorized;
         668,360 shares issued and outstanding                                     668                         668
     Capital surplus                                                             5,051                       5,051
     Retained earnings                                                          13,423                      13,034
     Accumulated other comprehensive income (loss)                              (1,746)                     (1,762)
                                                            -------------------------------------------------------
         Total shareholders' equity                                             17,896                      17,491
                                                            -------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $                  265,372  $                  265,194
                                                            =======================================================

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (dollars in thousands, except per share data)

--------------------------------------------------------------------------------------------------------------------

                                                             Common       Preferred                     Retained
                                                              Stock          Stock         Surplus       Earnings
BALANCE, JANUARY 1, 2000                                  $         668  $         500  $       5,051  $     13,034


   Net income                                                        -                             -            596
   Other comprehensive income, net of tax:
     unrealized gain on securities available for sale                -                             -             -


          Total comprehensive income                                 -                             -             -

Cash dividends - $0.30 per share
    Preferred stock $0.31 per share                                                                              (6)
     Common stock $0.30 per share                                    -              -              -           (201)
                                                          -------------  -------------  -------------  ------------

BALANCES AT MARCH 31, 2000                                $         668  $         500  $       5,051  $     13,423
                                                          =============  =============  =============  ============

BALANCES AT JANUARY 1, 1999                               $         668  $         500  $       5,051  $     11,463

   Net income                                                                                                   290
   Other comprehensive income, net of tax:
     unrealized gain on securities available for sale


          Total comprehensive income

Cash dividends paid:
    Preferred stock $0.31 per share                                                                              (6)
                                                                    -               -                            -
                                                          -------------  -------------  -------------  ------------

BALANCES AT MARCH 31, 1999                                $         668  $         500  $       5,051  $     11,747
                                                          =============  =============  =============  ============


                                                           -----------------------------------------
                                                                     Accumalated        Total
                                                                  Other Comprehensive  Shareholders'
                                                                   Income, Net of Tax    Equity
BALANCE, JANUARY 1, 2000                                          $            (1,762) $      17,491
                                                                                       -------------

   Net income                                                                      -             596
   Other comprehensive income, net of tax:
     unrealized gain on securities available for sale                              16             16
                                                                                       -------------

          Total comprehensive income                                               -             612

Cash dividends - $0.30 per share
    Preferred stock $0.31 per share                                                               (6)
     Common stock $0.30 per share                                                  -            (201)
                                                                  -------------------  -------------

BALANCES AT MARCH 31, 2000                                        $            (1,746) $      17,896
                                                                  ===================  =============

BALANCES AT JANUARY 1, 1999                                       $               235  $      17,917
                                                                                       -------------
   Net income                                                                                    290
   Other comprehensive income, net of tax:
     unrealized gain on securities available for sale                              28             28
                                                                                       -------------

          Total comprehensive income                                                             318

Cash dividends paid:
    Preferred stock $0.31 per share                                                               (6)
                                                                                   -              -
                                                                  -------------------  -------------

BALANCES AT MARCH 31, 1999                                        $               263  $      18,229
                                                                  ===================  =============

See notes to consolidated financial statements.

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
             THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                  (UNAUDITED)

                                                                             Three Months Ended March 31
                                                               --------------------------------------------------------
                                                                          2000                        1999
                                                               --------------------------------------------------------
                                                                               (dollars in thousands)
INTEREST INCOME:
       Interest and fees on loans                              $                     2,419 $                     2,260
       U.S. treasury securities                                                         13                          29
       Obligations of U.S. government agencies and corporations                        557                         840
       Collateralized mortgage obligations                                           1,268                         783
       Obligations of states and political subdivisions                                237                         112
       Bank balances and other securities                                               36                          13
       Federal funds sold                                                               60                         221
                                                               --------------------------------------------------------
         Total interest income                                                       4,590                       4,258
                                                               --------------------------------------------------------
INTEREST EXPENSE:
       Interest-bearing deposits                                                       805                         974
       Time certificates over $100,000                                                 164                         245
       Short-term borrowings                                                           376                         268
       Long-term debt                                                                    -                          11
                                                               --------------------------------------------------------
         Total interest expense                                                      1,345                       1,498
                                                               --------------------------------------------------------
NET INTEREST INCOME                                                                  3,245                       2,760
PROVISION FOR LOAN LOSSES                                                                -                         100
                                                               --------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                                               3,245                       2,660
                                                               --------------------------------------------------------
NONINTEREST INCOME
       Service charges on deposit accounts                                             671                         622
       Other fee income                                                                237                         203
       Loss on sales of investment securities                                           (1)                          -
        Other operating income                                                          44                          33
                                                               --------------------------------------------------------
         Total noninterest income                                                      951                         858
                                                               --------------------------------------------------------
NONINTEREST EXPENSE
       Salaries and employee benefits                                                1,939                       1,596
       Occupancy                                                                       181                         193
       Furniture and equipment                                                         227                         187
       Data processing                                                                 163                         175
       Advertising                                                                      18                          39
       Other expenses                                                                  878                         941
                                                               --------------------------------------------------------
         Total noninterest expense                                                   3,406                       3,131
                                                               --------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                             790                         387

PROVISION FOR INCOME TAXES                                                             194                          97

                                                               --------------------------------------------------------
NET INCOME                                                     $                       596 $                       290
                                                               ========================================================

EARNINGS PER COMMON SHARE - Basic and diluted                                        $0.88                       $0.42
                                                               ========================================================

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                                      668,360                     668,360
                                                               ========================================================

                                OTHER EXPENSES
  Other expenses in the Consolidated Statements of Income (loss) include the following:

                                                                                  Three Months Ended March 31
                                                                       ---------------------------------------------------
                                                                                 2000                      1999
                                                                       ---------------------------------------------------
                                                                                     (dollars in thousands)
Directors fees                                                         $                      52   $                   82
Real estate owned expenses                                                                     7                       24
Loan collection and repossession expenses                                                    178                       67
Bank security                                                                                 97                       72
Other                                                                                        544                      696
                                                                       ---------------------------------------------------

TOTAL OTHER EXPENSES                                                   $                     878   $                  941
                                                                       ===================================================

                   IBW FINANCIAL CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                  (UNAUDITED)

                                                                                Three Months Ended March 31
                                                                     ---------------------------------------------------
                                                                               2000                     1999
                                                                     ---------------------------------------------------
                                                                                   (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                      $                    596   $                   290
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation                                                                       107                       100
     Amortization of goodwill and intangibles                                              40                        40
     Provision for loan losses                                                              -                       100
     Accretion/amortization of premiums                                                    86                       407
       Loss on sale of loans                                                                -                        13
       Loss on sale of investment securities                                                1                         -
       Loss on sale of other real estate owned                                              -                         6
       Decrease (increase) in accrued interest receivable                                (226)                       22
       Increase in other assets                                                          (428)                     (323)
       Decrease in accrued expenses and other liabilities                                (477)                      (17)
                                                                     ---------------------------------------------------
            Net cash (used) provided by operating activities                             (301)                      638
                                                                     ---------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from principal payments on securities                                     2,920                     9,781
        available-for-sale
     Proceeds from maturities of investment securities                                  8,396                    10,000
         available-for-sale
     Proceeds from sale of loans                                                            -                     1,683
     Purchase of investment securities available-for-sale                              (5,776)                  (26,400)
     Net decrease in interest-bearing deposits in banks                                   276                        (2)
     (Increase) decrease in loans                                                      (7,581)                    2,108
     Additions to bank premises and equipment, net                                        (43)                      (21)
     Proceeds from sale of real estate owned                                              265                       154
                                                                     ---------------------------------------------------
        Net cash used by investing activities                                          (1,543)                   (2,697)
                                                                     ---------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) increase in deposits                                                1,569                     4,222
     Net (decrease) increase in short-term borrowings                                  (1,319)                    7,225
     Dividends paid                                                                      (207)                       (6)
                                                                     ---------------------------------------------------
       Net cash provided by financing activities                                           43                    11,441
                                                                     ---------------------------------------------------
(DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                      (1,801)                    9,382
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         15,433                    25,715
                                                                     ---------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $                 13,632   $                35,097
                                                                     ===================================================
     Supplemental disclosures of cash flow information
         Income taxes
         Interest
NONCASH TRANSACTIONS:
         Transfers of loans to other real estate owned                                     $0                    $1,473

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A Basis of Presentation

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consistently, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 1999.

Note B: Prospective Accounting Pronouncement

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value of cash flows of both the derivative and hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The Company plans to adopt the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adopting the provisions of this statement on the Company's financial position, results of operations and cash flows subsequent to the effective date is not currently estimable and will depend on the financial position of the Company and the nature and purpose of any derivative instrument in use at the time.


Note C: Formal Agreement with the Office of the Comptroller of the Currency
(OCC).

On August 25, 1998, the Bank, Industrial Bank, N.A., entered into a Formal Agreement with the OCC. The Agreement requires the Bank to undertake certain actions within designated time frames from the date the agreement was entered into, and to operate in compliance with the provisions thereof during its term. The Agreement does not contain any capital directive or other requirement that the Bank increase its capital, or maintain a minimum level of capital in excess of generally applicable capital requirements. See also the section referred to as "Formal Agreement" in the latter part of Management's Discussion and Analysis.

Reclassifications - Certain reclassifications have been made to the prior year's reported balances to conform to the current year presentation.

Item 2. Management's Discussion and Analysis or Plan of Operation

As of and for the Three Months Ended March 31, 2000 (dollars in thousands)

Forward looking statements. This discussion contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors statements by suppliers of data processing equipment and services, government agencies and other third parties, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statement. The Company does not undertake to update any forward looking statement to reflect occurrences or events which may not have been anticipated as of the date of such statements.

Overview

Formal Agreement with the Office of the Comptroller of the Currency (OCC).

On August 25, 1998, the Bank, Industrial Bank, N.A., entered into a Formal Agreement with OCC. The Agreement requires the Bank to undertake certain actions within designated time frames from the date the agreement was entered into, and to operate in compliance with the provisions thereof during its term. The Agreement does not contain any capital directive or other requirement that the Bank increase its capital, or maintain a minimum level of capital in excess of generally applicable capital requirements. See also the section referred to as "Formal Agreement" in the latter part of Management's Discussion and Analysis.

Financial

IBW Financial Corporation's net income for the first quarter of 2000 totaled $596, an increase of $306, or 106% from $290 for March 1999. This was the result of an increase in net interest income of $485 an increase of $93 in non-interest income, and a decrease in the provision for loan losses of $100, offset by an increase of $275 in non-interest expense and an increase of $97 in taxes. Return on average assets (ROAA), and return on average shareholder's equity (ROAE) through the first quarters of 2000 and 1999 were .90% and 13.28%, (.42%) and (6.40%), respectively.

Net Interest Income

Net interest income for the three months ended March 31, 2000 increased $485, or 18% compared to the same period last year. This increase is attributed primarily to increased income and volume in collateralized mortgage obligations, loans and non-taxable securities, and decreases in income and volume of U.S. government agency securities and federal funds sold. The average balance of interest-earning assets for the three month period ending March 31, 2000 decreased $10 million or 4% to $246 million compared to $25 million for the three month period ended March 31 1999. However, the average yield on average interest-earning assets increased by 94 basis points to 7.77% for the three months ended period March 31, 2000 compared to 6.83% for the same period last year. The increase in the average yield on average interest-earning assets reflects the increase in market rates and the larger level of loans.

Net loans averaged $107 million during the first quarter of 2000 compared to $102 million of the first quarter of 1999, reflecting an increase of $5 million. Interest and fees on loans increased $159 or 7% to $2.4 million for the three months ended March 31, 2000 compared to $2.3 million for the same period last year. Additionally, the average yield on net loans increased 18 basis points to 9.21% for the three month ended March 31, 2000 compared to 9.03% for the same period last year. The increase in loans primarily reflects growth in the commercial real estate sector.

Taxable securities averaged $116 million during the first quarter of 2000 compared to $126 million for the first quarter of 1999, reflecting a decrease of $10 million. Interest income from taxable securities increased $206 or 15% to $1.8 million for the three month ended March 31, 2000 compared to $1.7 million for the same period last year. While the average balance and income increased, the average yield on taxable securities increased 119 basis points to 6.51% for the three month ended March 31, 2000 compared to 5.32% for the same period last year.

Non-taxable securities averaged $18 million during the first quarter of 2000 compared to $8 million for the first quarter of 1999, reflecting an increase of $10 million. Interest income from non-taxable securities increased $189 or 111% to $359 for the three month ended March 31, 2000 compared to $170 for the same period last year. The yield on non-taxable securities decreased 43 basis points to 8.11% for the three months ended March 31, 2000 compared to 8.54% for the same period last year.

Federal funds sold averaged $4 million during the first quarter of 2000 compared to $19 million for the first quarter of 1999, reflecting a decrease of $15 million. Interest income from federal funds sold decreased $161 to $60 for the three months ended March 31, 2000 compared to $182 for the same period last year. The yield on federal funds sold increased 96 basis points to 5.58% for the three month ended March 31, 2000 compared to 4.62% for the same period last year. The increase in the yield on federal funds sold reflects the increase in market rates.

Average interest-bearing liabilities decreased $13 million or 7% to $186 million for the three month ended March 31, 2000 compared to $199 million for the same period last year. The average cost on interest-bearing liabilities decreased 11 basis points to 2.94% for the three month ended March 31, 2000 compared to 3.05% for the same period last year. The decrease in average interest-bearing liabilities are centered primarily in time deposits reflecting a decrease of $11 million for the three month ended 2000, as the cost of these deposits decreased $167 over the same period. The average cost on repurchase agreements increased 121 basis points to 4.71% for the three month ended March 31, 2000 compared to 3.50%.

The interest rate spread increased 1.04 basis points to 4.83% for the three months ended March 31, 2000 from 3.79%for the same period in 1999, and is primarily attributable to lower market rates for deposits, higher levels of rates for securities and loans, and higher volume loans, offset by higher rates in repurchase agreements.

Provision for Loan Losses

The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. No provision for loan losses was made during the three months ended March 31, 2000 compared to $100 for the three months ended March 31, 1999. The decrease in the provision for loan losses is primarily attributable to the decrease in loans with potential credit problems. Non-performing assets increased slightly to $3.5 million at March 31, 2000 from $3.4 million at year end 1999. Loans with potential credit problems decreased $425 or 6% to $6.2 million at month ended March 31, 2000 from $6.6 million at year end 1999. See the "Non-Performing Assets" section for additional information related to the Company's allowance for loan losses.

Non-interest Income

Non-interest income increased $93, or 5%, to $951 for the three months ended March 31, 2000 compared to $858 for March 31, 1999. Service charges on deposit accounts increased $49 or 8% to $671 for the three month ended March 31, 2000 compared to $622 for the same period last year. Other fee income increased $34 to $237 for the first 3 months of 2000, from $203 for the comparable period in 1999.

Non-interest Expense

Non-interest expenses increased $275 to $3.4 million for the three month ended March 31, 2000 compared to $3.1 million for the same period last year. The composition of the increase consists of an increase of $343 in salary and employee benefits, and an increase of $40 in furniture and equipment, offset by a decrease of $63 in other expenses, a decrease of $21 in advertising, a decrease of $12 in data processing, and a decrease of $12 in occupancy expenses.

The increase in salary and benefits for the three months ended March 31, 2000 compared to the same period a year ago was due primarily to a full staff this year compared to several key employee vacancies throughout the Company in the first quarter of 1999.

Provision for Income Taxes

The provision for income taxes for the first quarter of 2000 was $194, compared to $97 a year ago due to higher income before taxes.

Financial Overview

Total assets, at $265 million, remained the same for March 31, 2000 compared to December 31, 1999. The change in the composition of the balance sheet primarily reflected an increase of $8 million in loans and a decrease of $6 million in securities. Total shareholders' equity increased $405 due to the increase in retained earnings of $389 and a decrease in the unrealized loss on available-for-sale securities of $16. Preferred stock dividends of $6 and $201 in common stock dividends were declared during the first quarter of 2000.

The carrying value of the Company's securities portfolio decreased $6 million to $132 million at March 31, 2000 from $138 million at December 31, 1999. This composition reflected a change as U. S. Government Agency securities decreased approximately $3 million to $37 million while mortgage-backed securities decreased $3 million to $75 million, from December 31, 1999 to March 31, 2000. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 3.56 years at March 31, 2000, changing very slightly from 3.55 years at December 31, 1999. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of management's ongoing analysis. There are no issuers of securities other than governmental securities, whose securities held by the Company, have a book value in excess of 10% of shareholders' equity.

The allowance for loan losses was $4.0 million or 3.5% of total loans at March 31, 2000 compared to $4.3 million or 3.96% at December 31, 1999. The decrease in the level of the allowance for loan losses as a percentage of ending loans reflects primarily the increase in ending loans. Non-performing assets increased $122 or 4% to $3,481 from $3,359 at year-end 1999. Loans with potential credit problems (excluding non-performing assets) decreased to $6,162 at March 31, 2000 from $6,587 at year-end 1999, representing a decrease of $425 or 6 %. The ratio of allowance for possible loan losses to total loans decreased to 3.52% at March 31, 2000 from 3.90% at year-end 1999, due largely to the increase in total loan volume. At March 31, 2000 and year-end 1999, non-performing assets represented 1.31% and 1.27% respectively of total assets.

                                                                      AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

                                            Three Months Ended                 Three Months Ended                   Year Ended
                                              March 31, 2000                     March 31, 1999                  December 31, 1999
                                   -------------------------------------------------------------------------------------------------

                                     Average      Average     Amount Paid    Average     Average Amount Paid    Average      Average
                                     Balance       Rate        or Earned     Balance      Rate    or Earned     Balance       Rate
                                   -------------------------------------------------------------------------------------------------

                                                                             (dollars in thousands)
Assets
Loans, net                           $ 106,503      9.21%        $2,419     $ 101,522     9.03%    $2,260       $ 99,863      9.28%
Taxable securities                     115,678      6.51%         1,858       125,972     5.32%     1,652        130,684      5.66%
Non-taxable securities(2)               17,949      8.11%           359         8,077     8.54%       170         13,016      8.44%
Federal funds sold                       4,358      5.58%            60        19,391     4.62%       221         12,657      5.49%
Interest-bearing deposits held           1,453      4.47%            16         1,131     4.66%        13            914      4.69%
                                   -------------------------------------------------------------------------------------------------

Total interest-earning assets          245,941      7.77%         4,712       256,093     6.83%     4,316        257,134      7.43%
Cash and due from banks                 12,400                                 13,261                             12,169
Bank premises and
  equipment, net                         2,377                                  2,509                              2,441
Other assets                             5,607                                  4,984                              5,427
                                   ------------                         --------------                    ---------------
Total assets                         $ 266,325                              $ 276,847                          $ 277,171
                                   ============                         ==============                    ===============
Liabilities and
Shareholders' equity
Interest-bearing demand deposits      $ 30,566      0.56%           $42      $ 30,008     1.00%       $74       $ 29,853      1.60%
Savings deposits                        61,144      2.27%           342        63,964     2.50%       394         63,417      2.47%
Time deposits                           61,795      3.83%           584        73,304     4.15%       751         69,477      3.53%
                                   -------------------------------------------------------------------------------------------------

Total interest-bearing deposits        153,505      2.56%           968       167,276     2.96%     1,219        162,747      2.77%
Borrowed funds                           1,000      5.68%            14         1,000     4.46%        11          1,000      4.80%
Repurchase agreements                   31,139      4.71%           362        31,054     3.50%       268         34,787      3.91%
                                   -------------------------------------------------------------------------------------------------

Total interest-bearing liabilities     185,644      2.94%         1,344       199,330     3.05%     1,498        198,534      2.98%
Noninterest-bearing liabilities         61,218                                 58,105                             59,178
Other liabilities                        1,510                                  1,295                              1,564
Shareholders' equity                    17,953                                 18,117                             17,895
                                   ------------                         --------------                    ---------------
Total liabilities and
  shareholders' equity               $ 266,325                              $ 276,847                          $ 277,171
                                   ============                         ==============                    ===============
Net interest income and net
yield on interest-earning assets

Net interest income                                              $3,368                            $2,818
                                                          ==============                        ==========
Interest rate spread                                4.83%                                 3.79%                               4.08%
Net yield on average interest-
  earning assets                                    5.55%                                 4.46%                               4.76%
Average interest-earning assets
  to average interest-bearing
  liabilities                                     132.48%                               128.48%                             129.52%

                                       ------------
                                        Amount Paid
                                         or Earned
                                       ------------
Assets
Loans, net                               $10,518
Taxable securities                         5,858
Non-taxable securities(2)                    874
Federal funds sold                           905
Interest-bearing deposits held               105
                                       ----------
Total interest-earning assets             18,260
Cash and due from banks
Bank premises and
  equipment, net
Other assets

Total assets

Liabilities and
Shareholders' equity
Interest-bearing demand deposits             479
Savings deposits                           1,566
Time deposits                              2,455
                                       ----------
Total interest-bearing deposits            4,500
Borrowed funds                                48
Repurchase agreements                      1,361
                                       ----------
Total interest-bearing liabilities         5,909
Noninterest-bearing liabilities
Other liabilities
Shareholders' equity

Total liabilities and
  shareholders' equity

Net interest income and net
yield on interest-earning assets

Net interest income                      $12,229
                                       ==========
Interest rate spread
Net yield on average interest-
  earning assets
Average interest-earning assets
  to average interest-bearing
  liabilities

(1) Yields on securities have been computed based upon the historical cost of such securities. Nonaccruing loans are included in average balances.

(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $4,590, and $3,245 for March 31, 2000, $4,258 and $2,760 for March 31, 1999 and $17,780 and
     $11,871 for 1999.

                        LOAN LOSS AND RECOVERY EXPERIENCE

                                                              -------------------------------------------------
                                                                 Three Months Ended           Year Ended
                                                                   March 31, 2000         December 31, 1999
                                                              -------------------------------------------------
                                                                           (dollars in thousands)
Total outstanding loans at end of period                      $                 115,193  $             107,800
Average amount of loans outstanding                                             106,503                 99,863
Allowance for loan losses
  at beginning of period                                                          4,272                  4,700
Loans charged off:
  Commercial                                                                        249                    466
  Real estate mortgage                                                                -                    198
  Installment loans to individuals                                                    7                    150
                                                              -------------------------------------------------
Total charge-offs                                                                   256                    814
                                                              -------------------------------------------------
Recoveries of loans previously charged-off:
  Commercial                                                                         25                    332
  Real estate mortgage                                                                1                     20
  Installment loans to individuals                                                   12                     34
                                                              -------------------------------------------------
Total recoveries                                                                     38                    386
                                                              -------------------------------------------------
Net charge-offs                                                                     218                    428
Additions to allowance charged to
operations                                                                            -                      -

Allowance for loan losses at end of period                                        4,054                  4,272
Ratio of net charge-offs during period
  to average outstanding loans during period                                       0.20%                  0.43%
Ratio of allowance for possible loan
  losses at period to total loans                                                  3.52%                  3.96%

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                   March 31, 2000 Percent                  December 31, 1999 Percent
                                                                (dollars in thousands)
Commercial                         $      1,990              49.09%                $ 1,927             45.11%
Real estate mortgage                        544              13.42%                    543             12.71%
Consumer                                    184               4.54%                    173              4.05%
Unallocated                               1,336              32.95%                  1,629             38.13%
                                   ---------------------------------------------------------------------------
Total                              $      4,054             100.00%                $ 4,272            100.00%
                                   ===========================================================================

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

                              NON-PERFORMING ASSETS

                                                -------------------------------------------------
                                                           March 31, 2000      December 31, 1999
                                                -------------------------------------------------
                                                             (dollars in thousands)
Non-accrual loans(1)                            $                   2,377    $             2,819
Loans past due 90 days or more
  and still accruing                                                1,104                    275
Foreclosed properties                                                   -                    265
                                                -------------------------------------------------
Total                                                              $3,481                 $3,359
                                                =================================================
Non-performing assets to gross loans
  and foreclosed properties at period
  end                                                               2.06%                  3.11%
Non-performing loans to total loans                                 2.06%                  2.87%
Non-performing assets to total
  assets at period end                                              1.31%                  1.27%

1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the three months ended March 31, 2000 and the year ended December 31, 1999 for non-accrual loans had the loans been current in accordance with their original terms was $59 and $274, respectively.

At March 31, 2000, there were $6,162 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. This represents a decrease of $425 or 6% from year-end 1999. Included in the total are eighteen loans, totaling $5,413 fully collateralized by real estate, four of which represent $3,382 or 62% of the total. The remaining $749 consists of six commercial loans, two at $596 or 80% of the remaining amount, secured primarily by accounts receivable and various business equipment.

Formal Agreement with the OCC. On August 25, 1998, the Bank entered into a Formal Agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "OCC"). The Agreement requires the Bank to undertake certain actions within designated timeframes from the date the agreement was entered into, and to operate in compliance with the provisions thereof during its term.

Among the actions required by the Agreement are the following: (i) Within thirty days, the Bank shall employ an independent management consultant to perform a study of the Bank's management structure and staffing requirements, including a report identifying staffing requirements, job descriptions and evaluations for senior officers, and evaluating organizational structure. The Board of Directors (the "Board") is required to adopt within thirty days of the receipt of the report, a plan to eliminate any deficiencies in management, staffing, or supervision of management; (ii) The Board is required to take steps to obtain current and satisfactory credit information on loans without such information, and to insure that proper collateral documentation is maintained. Management may not grant, renew, alter, restructure or extend a loan without proper documentation and analysis of credit, purpose and anticipated source of repayment. In absence of such information, such loans my be made only upon certification of a majority of the Board why obtaining such information would be detrimental to the best interest of the Bank; (iii) Within thirty days the Board shall adopt a written program to eliminate the basis of criticism for assets rated "doubtful", "substandard" or "other assets especially mentioned;" (iv) Within thirty days the Board shall establish a loan review system to assure timely identification and categorization of problem credits and implement a process to insure the loan review function is independent; (v) Within sixty days the Board shall review and revise the Bank's loan policy based upon the guidance on Loan Portfolio Management in the Comptroller's Manual for National Bank Examiners. Within thirty days thereafter, the Board shall develop a process to ensure accountability for lending personnel; (vi) The Board shall notify the Assistant Deputy Comptroller before all loan sales; (vii) Within sixty days, the Board shall develop a written program to improve and strengthen collection efforts; (viii) Within ninety days the Board shall develop a profit plan to improve and sustain the Bank's earnings; (ix) Within 120 days, the Board shall adopt and implement a strategic plan for the Bank covering at least three years, including objectives for earnings performance, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of non-performing assets, product line development and market segments intended to be developed, together with strategies to achieve those objectives; (x) The Board shall take all steps necessary to correct any violation of law, rule or regulation cited in any report of examination.

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



IBW FINANCIAL CORPORATION

May 14, 2000                      /s/ B. Doyle Mitchell, Jr.
                                  B. Doyle Mitchell, Jr.

May 14, 2000                      /s/ Thomas A. Wilson, Jr.
                                  Thomas A. Wilson, Jr., Senior Vice President
                                  and Chief Financial and Accounting Officer

                                  EXHIBIT INDEX

Exhibit No.    Description
----------     -----------

11             Statement regarding Computation of Per Share Earnings

27             Financial Data Schedule