Form 10QSB
period 2000-06-30
IBW FINANCIAL CORP
filed 2000-08-14
CIK 1013274

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


       X   Quarterly Report under Section 13 or 15(d) of the Securities Exchange
     ------
     Act of 1934 For the Quarterly Period ended June 30, 2000.

           Transition report under Section 13 or 15(d) of the Securities
     ------
     Exchange Act For the transition period from     to     .
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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file reports), and (2) has
been subject to such filing s requirements for the past 90 days.    X   Yes
                                                                  ------
      No
------

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 31, 2000, there were 668,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

     Transitional Small Business Disclosure Format (check one)       Yes  X  NO
                                                                -----   ------

Part I Financial Information
----------------------------

Item 1. Financial Statements

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                       June 30, 2000             December 31, 1999
                                                                    -----------------------------------------------
                                                                                (dollars in thousands)
ASSETS
     Cash and cash equivalents:
     Cash and due from banks                                                  $ 12,011                    $ 13,733
     Federal funds sold                                                          2,800                       1,700
                                                                    -----------------------------------------------

         Total cash and cash equivalents                                        14,811                      15,433

     Interest-bearing deposits in banks                                            700                         988
     Investment securities available-for-sale, at fair value                   132,087                     137,970
     Loans receivable, net of allowance
         for loan losses of $4,082 and $4,272                                  112,665                     102,998
     Real estate owned, net                                                          -                         265
     Bank premises and equipment, net                                            2,241                       2,389
     Accrued interest receivable                                                 1,788                       1,665
     Deferred income taxes                                                       2,194                       2,235
     Other assets                                                                1,263                       1,251
                                                                    -----------------------------------------------
         TOTAL ASSETS                                                          267,749                     265,194
                                                                    ===============================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Noninterest-bearing deposits                                             $ 60,945                    $ 60,739
     Interest-bearing deposits                                                 146,042                     151,735
                                                                    -----------------------------------------------
         Total deposits                                                      $ 206,987                   $ 212,474
     Short term borrowings                                                      40,534                      33,733
       Accrued expenses and other liabilities                                    1,914                       1,496
                                                                    -----------------------------------------------
         Total liabilities                                                     249,435                     247,703
                                                                    -----------------------------------------------
SHAREHOLDERS' EQUITY
     Preferred stock - $1 par value; 1,000,000 authorized (500,000 voting and
     500,000 nonvoting); 20,000 series A nonvoting issued and outstanding,
     stated at liquidation value                                                   500                         500
     Common stock - $1 par value; 1,000,000 authorized;
         668,360 shares issued and outstanding                                     668                         668
     Capital surplus                                                             5,051                       5,051
     Retained earnings                                                          13,780                      13,034
     Accumulated other comprehensive income (loss)                              (1,685)                     (1,762)
                                                                    -----------------------------------------------
         Total shareholders' equity                                             18,314                      17,491
                                                                    -----------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 267,749                   $ 265,194
                                                                    ===============================================

See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (dollars in thousands, Except per share data)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Accumalated        Total
                                                       Preferred   Common               Retained  Other Comprehensive  Shareholders'

                                                         Stock     Stock     Surplus    Earnings      Income (loss)        Equity
BALANCE, JANUARY 1, 2000                                   $ 500     $ 668    $ 5,051    $ 13,034          $(1,762)      $  17,491
                                                                                                                         ----------

   Net income                                                  -                    -         959                -            959
   Other comprehensive income, net of tax:
     unrealized gain on securities available for sale          -                    -           -               77             77
                                                                                                                               --

          Total comprehensive income                           -                    -           -                -           1,036

Cash dividends
    Preferred stock $0.63 per share                                                           (12)                             (12)
     Common stock $0.30 per share                             -         -           -        (201)               -            (201)
                                                        ---------  --------  ---------  ----------        ---------      ----------

BALANCES AT JUNE 30, 2000                                  $ 500     $ 668    $ 5,051    $ 13,780          $(1,685)      $  18,314
                                                        =========  ========  =========  ==========        =========      ==========

BALANCES AT JANUARY 1, 1999                                $ 500     $ 668    $ 5,051    $ 11,463            $ 235       $  17,917
                                                                                                                         ----------
   Net income                                                                                 373                              373
   Other comprehensive income, net of tax:
     unrealized gain on securities available for sale                                                         (945)           (945)
                                                                                                                         ----------

          Total comprehensive income                                                                                          (532)

Cash dividends paid:
    Preferred stock $0.63 per share                                                          (12)                              (12)
                                                              -         -          -           -                -                -
                                                        ---------  --------  ---------  ----------        ---------      ----------

BALANCES AT JUNE 30, 1999                                 $ 500     $ 668    $ 5,051    $ 11,824            $ (710)      $  17,333
                                                        =========  ========  =========  ==========        =========      ==========

See notes to consolidated financial statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (UNAUDITED)

                                                                              Six Months Ended June 30
                                                               --------------------------------------------------------
                                                                          2000                        1999
                                                               --------------------------------------------------------
                                                                               (dollars in thousands)
INTEREST INCOME:
       Interest and fees on loans                                 $                  4,783   $                   4,448
       U.S. treasury securities                                                         26                          59
       Obligations of U.S. government agencies and corporations                      1,120                       1,662
       Collateralized mortgage obligations                                           2,440                       1,774
       Obligations of states and political subdivisions                                476                         245
       Bank balances and other securities                                               72                          60
       Federal funds sold                                                              114                         406
                                                               --------------------------------------------------------
         Total interest income                                                       9,031                       8,654
                                                               --------------------------------------------------------
INTEREST EXPENSE:
       Interest-bearing deposits                                                     1,616                       1,913
       Time certificates over $100,000                                                 327                         493
       Short-term borrowings                                                           878                         604
       Long-term debt                                                                    -                           -
                                                               --------------------------------------------------------
         Total interest expense                                                      2,821                       3,010
                                                               --------------------------------------------------------
NET INTEREST INCOME                                                                  6,210                       5,644
PROVISION FOR LOAN LOSSES                                                                -                         600
                                                               --------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                                               6,210                       5,044
                                                               --------------------------------------------------------
NONINTEREST INCOME
       Service charges on deposit accounts                                           1,347                       1,293
       Other fee income                                                                461                         405
       Loss on sales of investment securities                                           (1)                          -
        Other operating income                                                         112                          95
                                                               --------------------------------------------------------
         Total noninterest income                                                    1,919                       1,793
                                                               --------------------------------------------------------
NONINTEREST EXPENSE
       Salaries and employee benefits                                                3,986                       3,278
       Occupancy                                                                       370                         407
       Furniture and equipment                                                         477                         384
       Data processing                                                                 366                         324
       Advertising                                                                      48                          88
       Other expenses                                                                1,662                       1,891
                                                               --------------------------------------------------------
         Total noninterest expense                                                   6,909                       6,372
                                                               --------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                           1,220                         465

PROVISION FOR INCOME TAXES                                                             261                          92

                                                               --------------------------------------------------------
NET INCOME                                                        $                    959   $                     373
                                                               ========================================================

EARNINGS PER COMMON SHARE - Basic and diluted                     $                   1.42   $                    0.54
                                                               ========================================================

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                                      668,360                     668,360
                                                               ========================================================

See notes to consolidated financial statements.

                                 OTHER EXPENSES
  Other expenses in the Consolidated Statements of Income (loss) include the following:

                                                      Six Months Ended June 30
                                                 -------------------------------
                                                   2000                  1999
                                                 -------------------------------
                                                      (dollars in thousands)

Directors fees                                      $     116         $     153
Real estate owned expenses                                  8                34
Loan collection and repossession expenses                 201                78
Bank security                                             174               163
Other                                                   1,163             1,463
                                                 -------------------------------

TOTAL OTHER EXPENSES                                $   1,662         $   1,891
                                                 ===============================

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (UNAUDITED)

                                                                                  Six Months Ended June 30
                                                                     ---------------------------------------------------
                                                                               2000                     1999
                                                                     ---------------------------------------------------
                                                                                   (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                        $                  959    $                  373
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation                                                                       214                       220
     Amortization of goodwill and intangibles                                              85                         -
     Provision for loan losses                                                              -                       600
     Provision for losses on other real estate owned                                        -                         8
     Accretion/amortization of premiums                                                   220                       730
       Loss on sale of loans                                                                -                       (26)
       Loss on sale of investment securities                                                1                         -
       Loss on sale of other real estate owned                                             (1)                        6
       Decrease (increase) in accrued interest receivable                                (123)                        -
       Increase in other assets                                                           (53)                     (244)
       Decrease in accrued expenses and other liabilities                                 418                       156
                                                                     ---------------------------------------------------
         Net cash (used) provided by operating activities                               1,720                     1,823
                                                                     ---------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from principal payments on securities                                     6,097                    17,039
        available-for-sale
     Proceeds from maturities of investment securities                                 11,646                    20,006
         available-for-sale
     Proceeds from sale of loans                                                            -                     2,422
     Purchase of investment securities available-for-sale                             (12,006)                  (61,645)
     Net decrease in interest-bearing deposits in banks                                   288                       (13)
     (Increase) decrease in loans                                                      (9,667)                    3,753
     Additions to bank premises and equipment, net                                        (67)                     (107)
     Proceeds from sale of real estate owned                                              266                       154
                                                                     ---------------------------------------------------
         Net cash used by investing activities                                         (3,443)                  (18,391)
                                                                     ---------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net (decrease) increase in deposits                                               (5,487)                    5,384
     Net increase (decrease) in short-term borrowings                                   6,801                     9,952
     Dividends paid                                                                      (213)                      (12)
                                                                     ---------------------------------------------------
       Net cash provided by financing activities                                        1,101                    15,324
                                                                     ---------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                         (622)                   (1,244)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         15,433                    25,715
                                                                     ---------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $               14,811    $               24,471
                                                                     ===================================================
     Supplemental disclosures of cash flow information
         Income taxes
         Interest
NONCASH TRANSACTIONS:
         Transfers of loans to other real estate owned                 $                    0    $                   40

See notes to consolidated financial statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  QUARTERS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (UNAUDITED)

                                                                               Quarters Ended June 30
                                                               --------------------------------------------------------
                                                                          2000                        1999
                                                               --------------------------------------------------------
                                                                               (dollars in thousands)
INTEREST INCOME:
       Interest and fees on loans                                 $                  2,364   $                   2,188
       U.S. treasury securities                                                         13                          30
       Obligations of U.S. government agencies and corporations                        563                         822
       Collateralized mortgage obligations                                           1,172                         991
       Obligations of states and political subdivisions                                239                         133
       Bank balances and other securities                                               36                          47
       Federal funds sold                                                               54                         185
                                                               --------------------------------------------------------
         Total interest income                                                       4,441                       4,396
                                                               --------------------------------------------------------
INTEREST EXPENSE:
       Interest-bearing deposits                                                       811                         939
       Time certificates over $100,000                                                 163                         248
       Short-term borrowings                                                           502                         325
                                                               --------------------------------------------------------
         Total interest expense                                                      1,476                       1,512
                                                               --------------------------------------------------------
NET INTEREST INCOME                                                                  2,965                       2,884
PROVISION FOR LOAN LOSSES                                                                -                         500
                                                               --------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                                               2,965                       2,384
                                                               --------------------------------------------------------
NONINTEREST INCOME
       Service charges on deposit accounts                                             676                         671
       Other fee income                                                                224                         202
        Other operating income                                                          68                          62
                                                               --------------------------------------------------------
         Total noninterest income                                                      968                         935
                                                               --------------------------------------------------------
NONINTEREST EXPENSE
       Salaries and employee benefits                                                2,047                       1,682
       Occupancy                                                                       189                         214
       Furniture and equipment                                                         250                         197
       Data processing                                                                 203                         149
       Advertising                                                                      30                          49
       Other expenses                                                                  784                         950
                                                               --------------------------------------------------------
         Total noninterest expense                                                   3,503                       3,241
                                                               --------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                             430                          78

PROVISION FOR INCOME TAXES                                                              67                          (5)

                                                               --------------------------------------------------------
NET INCOME                                                        $                    363   $                      83
                                                               ========================================================

EARNINGS PER COMMON SHARE - Basic and diluted                     $                   0.53   $                    0.11
                                                               ========================================================

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                                      668,360                     668,360
                                                               ========================================================

See notes to consolidated financial statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A Basis of Presentation

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consistently, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 1999.

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


Note C: Formal Agreement with the Office of the Comptroller of the Currency
(OCC).

On August 25, 1998, the Company's wholly owned subsidiary Industrial Bank, N.A., (the "Bank") entered into a Formal Agreement with the OCC. The Agreement requires the Bank to undertake certain actions within designated time frames from the date the agreement was entered into, and to operate in compliance with the provisions thereof during its term. The Agreement does not contain any capital directive or other requirement that the Bank increase its capital, or maintain a minimum level of capital in excess of generally applicable capital requirements. See also the section referred to as "Formal Agreement with the OCC" in the latter part of Management's Discussion and Analysis.


Item 2. Management's Discussion and Analysis or Plan of Operation

As of and for the Six Months Ended June 30, 2000 (dollars in thousands)

Forward looking statements. This discussion contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors statements by government agencies and other third parties, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statement. The Company does not undertake to update any forward looking statement to reflect occurrences or events which may not have been anticipated as of the date of such statements.

Overview

Formal Agreement with the Office of the Comptroller of the Currency (OCC).

On August 25, 1998, the Bank, Industrial Bank, N.A., entered into a Formal Agreement with OCC. The Agreement requires the Bank to undertake certain actions within designated time frames from the date the agreement was entered into, and to operate in compliance with the provisions thereof during its term. The Agreement does not contain any capital directive or other requirement that the Bank increase its capital, or maintain a minimum level of capital in excess of generally applicable capital requirements. See also the section referred to as "Formal Agreement with the OCC" in the latter part of Management's Discussion and Analysis.

Financial

IBW Financial Corporation's net income for the six months ended June 30, 2000 totaled $959, an increase of $586, or 157% from $373 for the six months ended June 30, 1999. This was the result of an increase in net interest income of $566 an increase of $126 in non-interest income, and a decrease in the provision for loan losses of $600, offset by an increase of $537 in non-interest expense and an increase of $169 in income taxes. Return on average assets (ROAA), and return on average shareholder's equity (ROAE) for the first half of 2000 were .72% and 10.70% compared to .27% and 4.14% for the first half of 1999.

Net Interest Income

Net interest income for the six months ended June 30, 2000 increased $566, or 10% compared to the same period last year. This increase is attributed primarily to increased income and volume in collateralized mortgage obligations, loans and non-taxable securities, and decreases in income and volume of U.S. government agency securities and federal funds sold. The average balance of interest-earning assets for the six month period ended June 30, 2000 decreased $13 million or 5% to $246 million compared to $259 million for the six month period ended June 30, 1999. However, the average yield on average interest-earning assets increased by 76 basis points to 7.58% for the six month period ended June 30, 2000 compared to 6.82% for the same period last year. The increase in the average yield on average interest-earning assets reflects the increase in market rates and the higher level of loans.

Net loans averaged $108.6 million during the six months ended June 30, 2000 compared to $100.5 million for the comparable period in 1999, reflecting an increase of $8.1 million. Interest and fees on loans increased $335 or 7% to $4.8 million for the six months ended June 30, 2000 compared to $4.4 million for the same period last year. The increase in loans primarily reflects growth in the commercial real estate sector.

Taxable securities averaged $114.8 million during the six months ended June 30, 2000 compared to $131.6 million for the comparable period in 1999, reflecting a decrease of $16.8 million. Interest income from taxable securities increased $101 or 3% to $3.6 million for the six months ended June 30, 2000 compared to $3.5 million for the same period last year. While the average balance decreased, the average yield on taxable securities increased 96 basis points to 6.36% for the six months ended June 30, 2000 compared to 5.40% for the same period last year.

Non-taxable securities averaged $18 million during the six months ended June 30, 2000 compared to $9 million for the comparable period in 1999, reflecting an increase of $9 million. Interest income from non-taxable securities increased $350 or 94% to $721 for the six months ended June 30, 2000 compared to $371 for the same period last year. The yield on non-taxable securities decreased 27 basis points to 8.09% for the six months ended June 30, 2000 compared to 8.36% for the same period last year.

Federal funds sold averaged $4 million during the six months ended June 30, 2000 compared to $17.5 million for the comparable period in 1999, reflecting a decrease of $13.5 million. Interest income from federal funds sold decreased $301 to $114 for the six months ended June 30, 2000 compared to $415 for the same period last year. The yield on federal funds sold increased 95 basis points to 5.74% for the six months ended June 30, 2000 compared to 4.79% for the same period last year. The increase in the yield on federal funds sold reflects the increase in market rates. The decline in volume of federal funds reflects the redeployment of federal funds into higher yielding loans.

Average interest-bearing liabilities decreased $15 million or 8% to $187 million for the six months ended June 30, 2000 compared to $202 million for the same period last year. The average cost on interest-bearing liabilities increased 5 basis points to 3.06% for the six months ended June 30, 2000 compared to 3.01% for the same period last year. The decrease in average interest-bearing liabilities are centered primarily in time deposits which decreased $13 million for the six months ended 2000, as the cost of these deposits decreased $463 over the same period. The average cost on short-term borrowing increased 129 basis points to 4.93% for the six months ended June 30, 2000 compared to 3.64%.

The interest rate spread increased .72 basis points to 4.53% at June 2000 from 3.81% at June 1999, and is primarily attributable to lower market rates for deposits, higher levels of rates for taxable securities, and higher volume of loans, offset by higher rates in short-term borrowings.

Provision for Loan Losses

The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. No provision for loan losses was made during the six months ended June 30, 2000 compared to $600 for the six months ended June 30, 1999. The ratio of allowance for possible loan losses to total loans is 3.50% at June 30, 2000 compared to 3.98% at December 31, 1999. Management believes the allowance is adequate at June 30, 2000. See the "Non-Performing Assets" section for additional information related to the Company's allowance for loan losses.

Non-interest Income

Non-interest income increased $126, or 7%, to $1,919 for the six months ended June 30, 2000 compared to $1,793 for June 30, 1999. Service charges on deposit accounts increased $54 or 4% to $1,347 for the six months ended June 30, 2000 compared to $1,293 for the same period last year. Other fee income increased $56 to $461 from $405 for the comparable period.


Non-interest Expense

Non-interest expenses increased $537 to $6.9 million for the six months ended June 30, 2000 compared to $6.4 million for the same period last year. The composition of the increase consist of an increase of $708 in salary and employee benefits, an increase of $93 in furniture and equipment an increase in data processing of $42 offset by a decrease of $229 in other expenses, a decrease of $40 in advertising and a decrease of $37 in occupancy expenses.

The increase in salary and benefits for the six months ended June 30, 2000 compared to the same period a year ago was due primarily to a full staff this year compared to several key employee vacancies throughout the company in the first half of 1999, and increases in officer salaries in 2000 compared to officers salaries being frozen during 1999.


Provision for Income Taxes

The provision for income taxes for the first half of 2000 was $261, compared to $92 a year ago due to higher income before taxes.

Financial Overview

Total assets, at $268 million, increased $3 million since December 31, 1999. The change in the composition of the balance sheet primarily reflected an increase of $10 million in loans and a decrease of $6 million in investment securities. Total shareholders' equity increased $823 due to the increase in retained earnings of $746 and a decrease in the accumulated other comprehensive income of $77. Preferred stock dividends of $12 and $201 in common stock dividends were declared during the first half of 2000.

The carrying value of the Company's securities portfolio decreased $6 million to $132 million at June 30, 2000 from $138 million at December 31, 1999. This composition reflected a change as U. S. Government Agency securities decreased approximately $3 million to $37 million while mortgage-backed securities decreased $3 million to $75 million, from December 31, 1999 to June 30, 2000. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 3.33 years at June 30, 2000, down from 3.55 years at December 31, 1999. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of management's ongoing analysis. There are no issuers of securities other than governmental securities, whose securities held by the Company, have a book value in excess of 10% of shareholders' equity.

The allowance for loan losses was $4.1 million or 3.50% of total loans at June 30, 2000 compared to $4.3 million or 3.98% at December 31, 1999. The decrease in the level of the allowance for loan losses as a percentage of ending loans is a result of increased loan growth. Non-performing assets increased $1,473 or 44% to $4,832 from $3,359 at year-end 1999. This increase is attributed primarily by the addition of one commercial construction real estate loan of $1.6 million that was placed on non-accrual during the second quarter of 2000. Loans with potential credit problems (excluding non-performing assets) decreased to $6,572 at June 30, 2000 from $6,587 at year-end 1999. At June 30, 2000 and year-end 1999, non-performing assets represented 1.8% and 1.3% respectively of total assets.

              AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS (1)

                                             Six Months Ended             Six Months Ended                   Year Ended
                                              June 30, 2000                 June 30, 1999                 December 31, 1999
                                   -------------------------------------------------------------------------------------------------
                                     Average   Average  Amount Paid  Average   Average   Amount Paid  Average   Average  Amount Paid
                                     Balance    Rate     or Earned   Balance   Rate       or Earned   Balance   Rate      or Earned
                                   -------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
Assets
Loans, net                           $ 108,570     8.88%   $4,783   $ 100,473     8.93%    $4,448    $ 99,863      9.28%   $10,518
Taxable securities                     114,826     6.36%    3,624     131,620     5.40%     3,523     130,684      5.66%     5,858
Non-taxable securities(2)               17,963     8.09%      721       8,954     8.36%       371      13,016      8.44%       874
Federal funds sold                       4,005     5.74%      114      17,458     4.79%       415      12,657      5.49%       905
Interest-bearing deposits held           1,055     4.97%       26         977     4.75%        23         914      4.69%       105
                                   ------------------------------------------------------------------------------------------------
Total interest-earning assets          246,419     7.58%    9,268     259,482     6.82%     8,780     257,134      7.43%    18,260
Cash and due from banks                 12,751                         12,586                          12,169
Bank premises and
  equipment, net                         2,334                          2,477                           2,441
Other assets                             5,209                          5,215                           5,427
                                   ------------                   ------------                    ------------
Total assets                         $ 266,713                      $ 279,760                       $ 277,171
                                   ============                   ============                    ============
Liabilities and
Shareholders' equity
Interest-bearing demand deposits      $ 28,890     0.56%      $80    $ 30,561     0.91%      $138    $ 29,853      1.60%       479
Savings deposits                        61,193     2.26%      686      63,962     2.53%       803      63,417      2.47%     1,566
Time deposits                           60,982     3.89%    1,177      73,584     4.02%      1465      69,477      3.53%     2,455
                                   ------------------------------------------------------------------------------------------------
Total interest-bearing deposits        151,065     2.59%    1,943     168,107     2.89%     2,406     162,747      2.77%     4,500
Short-term borrowings                   35,892     4.93%      878      33,487     3.64%       604      34,787      3.91%     1,361
                                   ------------------------------------------------------------------------------------------------
Total interest-bearing liabilities     186,957     3.06%    2,821     201,594     3.01%     3,010     197,534      2.98%     5,861
Noninterest-bearing liabilities         61,348                         58,557                          59,178
Other liabilities                        1,480                          1,597                           1,564
Shareholders' equity                    17,928                         18,012                          17,895
                                   ------------                   ------------                    ------------
Total liabilities and
  shareholders' equity               $ 267,713                      $ 279,760                       $ 276,171
                                   ============                   ============                    ============
Net interest income and net
yield on interest-earning assets

Net interest income                                        $6,447                          $5,770                          $12,229
                                                         =========                      ==========                       ==========
Interest rate spread                               4.53%                          3.81%                            4.08%
Net yield on average interest-
  earning assets                                   5.28%                          4.48%                            4.76%
Average interest-earning assets
  to average interest-bearing
  liabilities                                    132.44%                        128.72%                          129.52%


(1) Yields on securities have been computed based upon the historical cost of such securities. Nonaccruing loans are included in average balances.
(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $9,031, and $8,654 for June 30, 2000 $6,210 and $5,644 for June 30, 1999 and $17,780 and $11,871
     for year ending 1999.

                        LOAN LOSS AND RECOVERY EXPERIENCE

                                                       ----------------------------------------------
                                                        Six Months Ended            Year Ended
                                                          June 30, 2000         December 31, 1999
                                                       ----------------------------------------------
                                                                 (dollars in thousands)
Total outstanding loans at end of period                          $   116,747            $   107,270
Average amount of loans outstanding                                   108,570                 99,863
Allowance for loan losses
  at beginning of period                                                4,272                  4,700
Loans charged off:
  Commercial                                                              331                    466
  Real estate mortgage                                                      -                    198
  Installment loans to individuals                                         19                    150
                                                       ----------------------------------------------
Total charge-offs                                                         350                    814
                                                       ----------------------------------------------
Recoveries of loans previously charged-off:
  Commercial                                                              124                    332
  Real estate mortgage                                                      2                     20
  Installment loans to individuals                                         34                     34
                                                       ----------------------------------------------
Total recoveries                                                          160                    386
                                                       ----------------------------------------------
Net charge-offs                                                           190                    428
Additions to allowance charged to
operations                                                                  -                      -

Allowance for loan losses at end of period                              4,082                  4,272
Ratio of net charge-offs during period
  to average outstanding loans during period                            0.17%                  0.43%
Ratio of allowance for possible loan
  losses at period to total loans                                       3.50%                  3.98%

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                  June 30, 2000 Percent                  December 31, 1999 Percent
                                                        (dollars in thousands)
Commercial                              $ 2,144              52.52%                $ 1,927             45.11%
Real estate mortgage                        551              13.50%                    543             12.71%
Consumer                                    123               3.01%                    173              4.05%
Unallocated                               1,264              30.97%                  1,629             38.13%
                          ------------------------------------------------------------------------------------
Total                                   $ 4,082             100.00%                $ 4,272            100.00%
                          ====================================================================================

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

                              NON-PERFORMING ASSETS

                                                -------------------------------------------------
                                                            June 30, 2000      December 31, 1999
                                                -------------------------------------------------
                                                             (dollars in thousands)
Non-accrual loans(1)                                              $ 4,138                $ 2,819
Loans past due 90 days or more
  and still accruing                                                  694                    275
Foreclosed properties                                                   -                    265
                                                -------------------------------------------------
Total                                                              $4,832                 $3,359
                                                =================================================
Non-performing assets to gross loans
  and foreclosed properties at period
  end                                                               4.12%                  3.11%
Non-performing loans to total loans                                 4.12%                  2.87%
Non-performing assets to total
  assets at period end                                              1.80%                  1.27%


1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the six months ended June 30, 2000 and the year ended December 31, 1999 for non-accrual loans had the loans been current in accordance with their original terms was $172 and $274, respectively.


At June 30, 2000, there were $6,572 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. Included in the total are twenty loans, totaling $5,853 fully collateralized by real estate of which eleven loans totaling $3,677 are concentrated in the commercial real estate and nine loans totaling $2,176 are in residential mortgages. The remaining $719 consist of six commercial loans, three at $662 or 92% of the remaining amount, secured primarily by accounts receivable and various business equipment.


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

None.

Item 2. Changes in Securities
        None

Item 3. Defaults Upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders

        On April 25, 1999, the annual meeting of shareholders of the Company was held for the purpose of electing eight (8) directors to serve until the next annual meeting and until their successors are duly elected and qualified. The name of each director elected at the meeting, who constitute the entire Board of Directors in office upon completion of the meeting, and the votes cast for such persons are set forth below.

---------------------------------------------------------------------------------------------
                                                   Against/
Name                                      For      Withheld   Abstentions   Broker Non-Votes
---------------------------------------------------------------------------------------------
Clinton W. Chapman, Esquire              457,611      2,218        -                -
---------------------------------------------------------------------------------------------
George H. Windsor, Esquire               457,611      2,218        -                -
---------------------------------------------------------------------------------------------
Benjamin L. King, CPA                    457,611      2,218        -                -
---------------------------------------------------------------------------------------------
B. Doyle Mitchell, Jr.                   457,611      2,218        -                -
---------------------------------------------------------------------------------------------
Massie S. Fleming                        457,611      2,218        -                -
---------------------------------------------------------------------------------------------
Cynthia T. Mitchell                      457,611      2,218        -                -
---------------------------------------------------------------------------------------------
Robert R. Hagans                         457,559      2,270        -                -
---------------------------------------------------------------------------------------------
Emerson A. Williams, M.D.                457,611      2,218        -                -
---------------------------------------------------------------------------------------------


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


IBW FINANCIAL CORPORATION


August 14,2000                     /s/ B. Doyle Mitchell, Jr.
                                   B. Doyle Mitchell, Jr.



August 14, 2000                    /s/ Thomas A. Wilson, Jr.
                                   Thomas A. Wilson, Jr., Senior Vice President
                                   and Chief Financial and Accounting Officer

                                  EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------
11             Statement regarding Computation of Per Share Earnings

27             Financial Data Schedule