Form 10QSB
period 2000-09-30
IBW FINANCIAL CORP
filed 2000-11-14
CIK 1013274

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


      X  Quarterly Report under Section 13 or 15(d) of the Securities
     ---
     Exchange Act of 1934 for the Quarterly Period ended September 30, 2000.
                                                         ------------------

         Transition report under Section 13 or 15(d) of the Securities
     ---
     Exchange Act For the transition period from _______ to _______ .

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 31, 2000, there were 668,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

Transitional Small Business Disclosure Format (check one)      Yes    X No
                                                            ---      ---

Part  I   Financial Information
          ---------------------

Item 1.   Financial Statements

                    IBW FINANCIAL CORPORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)

                                                                September 30, 2000          December 31, 1999
                                                            -------------------------------------------------------
                                                                            (dollars in thousands)
ASSETS
     Cash and cash equivalents:
     Cash and due from banks                                $                   12,837    $                 13,733
     Federal funds sold                                                              -                       1,700
                                                            -------------------------------------------------------

         Total cash and cash equivalents                                        12,837                      15,433

     Interest-bearing deposits in banks                                            640                         988
     Investment securities available-for-sale, at fair value                   132,034                     137,970
     Loans receivable, net of allowance
         for loan losses of $4,140 and $4,272                                  122,216                     102,998
     Real estate owned, net                                                          -                         265
     Bank premises and equipment, net                                            2,150                       2,389
     Accrued interest receivable                                                 2,153                       1,665
     Deferred income taxes                                                       1,693                       2,235
     Other assets                                                                1,488                       1,251
                                                            -------------------------------------------------------
         TOTAL ASSETS                                                          275,211                     265,194
                                                            =======================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Noninterest-bearing deposits                           $                   67,854    $                 60,739
     Interest-bearing deposits                                                 142,495                     151,735
                                                            -------------------------------------------------------
         Total deposits                                     $                  210,349    $                212,474
     Short term borrowings                                                      44,017                      33,733
       Accrued expenses and other liabilities                                    1,414                       1,496
                                                            -------------------------------------------------------
         Total liabilities                                                     255,780                     247,703
                                                            -------------------------------------------------------
SHAREHOLDERS' EQUITY
     Preferred stock - $1 par value; 1,000,000 authorized
     (500,000 voting and 500,000 nonvoting);
     20,000 series A nonvoting issued and outstanding,
     stated at liquidation value                                                   500                         500
     Common stock - $1 par value; 1,000,000 authorized;
         668,360 shares issued and outstanding                                     668                         668
     Capital surplus                                                             5,051                       5,051
     Retained earnings                                                          13,923                      13,034
     Accumulated other comprehensive income (loss)                                (711)                     (1,762)
                                                            -------------------------------------------------------
         Total shareholders' equity                                             19,431                      17,491
                                                            -------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $                  275,211    $                265,194
                                                            =======================================================

See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Nine month periods ended September 30, 2000 and 1999

(dollars in thousands, except per share data)

--------------------------------------------------------------------------------------------------------------
                                                            Preferred           Common
                                                              Stock             Stock             Surplus

BALANCE, JANUARY 1, 2000                                  $         500      $         668      $       5,051

   Net income                                                        -
   Other comprehensive income, net of tax:
     unrealized gain on securities available for sale                -

          Total comprehensive income                                 -

Cash dividends paid:
    Preferred stock $0.94 per share
     Common stock $0.60 per share                                   -                  -
                                                          -------------      -------------      -------------
BALANCES AT SEPTEMBER 30, 2000                            $         500      $         668      $       5,051
                                                          =============      =============      =============

BALANCES AT JANUARY 1, 1999                               $         500      $         668      $       5,051
   Net income
   Other comprehensive income, net of tax:
     unrealized loss on securities available for sale

          Total comprehensive income (loss)

Cash dividends paid:
    Preferred stock $.94 per share
                                                          -------------      -------------      -------------
BALANCES AT SEPTEMBER 30, 1999                            $         500      $         668      $       5,051
                                                          =============      =============      =============
--------------------------------------------------------------------------------------------------------------
                                                                              Accumalated          Total
                                                             Retained     Other Comprehensive   Shareholders'
                                                             Earnings        Income (loss)         Equity

BALANCE, JANUARY 1, 2000                                  $      13,034      $      (1,762)     $      17,491
                                                                                                -------------
   Net income                                                     1,309                -                1,309
   Other comprehensive income, net of tax:
     unrealized gain on securities available for sale               -                1,051              1,051
                                                                                                -------------
          Total comprehensive income                                -                  -                2,360

Cash dividends paid:
    Preferred stock $0.94 per share                                 (19)                                  (19)
     Common stock $0.60 per share                                  (401)               -                 (401)
                                                          -------------      -------------      -------------
BALANCES AT SEPTEMBER 30, 2000                            $      13,923      $        (711)     $      19,431
                                                          =============      =============      =============
BALANCES AT JANUARY 1, 1999                               $      11,463      $         235      $      17,917
   Net income                                                       862                                   862
   Other comprehensive income, net of tax:
     unrealized loss on securities available for sale                               (1,454)            (1,454)

          Total comprehensive income (loss)                                                              (592)

Cash dividends paid:
    Preferred stock $.94 per share                                  (19)                                  (19)
                                                          -------------      -------------      -------------
BALANCES AT SEPTEMBER 30, 1999                            $      12,306      $      (1,219)     $      17,306
                                                          =============      =============      =============

See notes to consolidated financial statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
          NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                    ---------------------------------------------------
                                                                            2000                        1999
                                                                    ---------------------------------------------------
                                                                       (dollars in thousands, except per share data)
INTEREST INCOME:
       Interest and fees on loans                                   $                7,505          $          $ 6,826
       U.S. treasury securities                                                         48                          77
       Obligations of U.S. government agencies and corporations                      1,757                       2,360
       Collateralized mortgage obligations                                           3,652                       2,990
       Obligations of states and political subdivisions                                757                         465
       Bank balances and other securities                                              103                          75
       Federal funds sold                                                              157                         508
                                                                    ---------------------------------------------------
         Total interest income                                                      13,979                      13,301
                                                                    ---------------------------------------------------
INTEREST EXPENSE:
       Interest-bearing deposits                                                     2,442                       2,818
       Time certificates over $100,000                                                 489                         677
       Short-term borrowings                                                         1,556                         993
                                                                    ---------------------------------------------------
         Total interest expense                                                      4,487                       4,488
                                                                    ---------------------------------------------------
NET INTEREST INCOME                                                                  9,492                       8,813
PROVISION FOR LOAN LOSSES                                                                -                         775
                                                                    ---------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                                               9,492                       8,038
                                                                    ---------------------------------------------------
NONINTEREST INCOME
       Service charges on deposit accounts                                           2,015                       1,938
       Other fee income                                                                743                         622
       Loss on sales of investment securities                                         (128)                        (35)
        Other operating income                                                         136                         111
                                                                    ---------------------------------------------------
         Total noninterest income                                                    2,766                       2,636
                                                                    ---------------------------------------------------
NONINTEREST EXPENSE
       Salaries and employee benefits                                                6,024                       5,033
       Occupancy                                                                       551                         573
       Furniture and equipment                                                         746                         574
       Data processing                                                                 568                         508
       Advertising                                                                     163                         148
       Other expenses                                                                2,561                       2,725
                                                                    ---------------------------------------------------
         Total noninterest expense                                                  10,613                       9,561
                                                                    ---------------------------------------------------

INCOME BEFORE INCOME TAXES                                                           1,645                       1,113

PROVISION FOR INCOME TAXES                                                             336                         251
                                                                    ---------------------------------------------------
NET INCOME                                                          $                1,309          $              862
                                                                    ===================================================

EARNINGS PER COMMON SHARE - Basic and diluted                       $                 1.93          $             1.26
                                                                    ===================================================

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                                      668,360                     668,360
                                                                    ===================================================

See notes to consolidated financial statements.

                                OTHER EXPENSES
Other expenses in the Consolidated Statements of Income include the following:


                                               Nine Months Ended September 30
                                             -----------------------------------
                                                  2000                1999
                                             -----------------------------------
                                                    (dollars in thousands)

Directors fees                               $            197  $            220
Office Supplies, telephone                                317               287
Loan collection and repossession expenses                 286               153
Bank security                                             255               245
Amortization of intangible assets                         127               121
Other                                                   1,379             1,699
                                             -----------------------------------

TOTAL OTHER EXPENSES                         $          2,561  $          2,725
                                             ===================================

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
             QUARTERS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30,1999
                                   (UNAUDITED)

                                                                    --------------------------------------------------------
                                                                               2000                        1999
                                                                    --------------------------------------------------------
                                                                         (dollars in thousands, except per share data)
INTEREST INCOME:
       Interest and fees on loans                                   $                     2,722    $                  2,378
       U.S. treasury securities                                                              22                          18
       Obligations of U.S. government agencies and corporations                             637                         698
       Collateralized mortgage obligations                                                1,212                       1,216
       Obligations of states and political subdivisions                                     281                         220
       Bank balances and other securities                                                    31                          15
       Federal funds sold                                                                    43                         102
                                                                    ----------------------------------------------------------
         Total interest income                                                            4,948                       4,647
                                                                    ----------------------------------------------------------
INTEREST EXPENSE:
       Interest-bearing deposits                                                            826                         905
       Time certificates over $100,000                                                      162                         184
       Short-term borrowings                                                                678                         389
                                                                    ----------------------------------------------------------
         Total interest expense                                                           1,666                       1,478
                                                                    ----------------------------------------------------------
NET INTEREST INCOME                                                                       3,282                       3,169
PROVISION FOR LOAN LOSSES                                                                     -                         175
                                                                    ----------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                                                    3,282                       2,994
                                                                    ----------------------------------------------------------
NONINTEREST INCOME
       Service charges on deposit accounts                                                  668                         645
       Other fee income                                                                     282                         217
     Loss on sale of securities                                                            (127)                        (35)
        Other operating income                                                               24                          16
                                                                    ----------------------------------------------------------
         Total noninterest income                                                           847                         843
                                                                    ----------------------------------------------------------
NONINTEREST EXPENSE
       Salaries and employee benefits                                                     2,038                       1,755
       Occupancy                                                                            181                         166
       Furniture and equipment                                                              269                         190
       Data processing                                                                      202                         184
       Advertising                                                                          115                          60
       Other expenses                                                                       899                         834
                                                                    ----------------------------------------------------------
         Total noninterest expense                                                        3,704                       3,189
                                                                    ----------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                  425                         648

PROVISION FOR INCOME TAXES                                                                   75                         159

                                                                    ----------------------------------------------------------
NET INCOME                                                          $                       350    $                    489
                                                                    ==========================================================

EARNINGS PER COMMON SHARE - Basic and diluted                        $                     0.51    $                   0.72
                                                                    ==========================================================

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                                           668,360                     668,360
                                                                    ==========================================================

                                OTHER EXPENSES

Other expenses in the Consolidated Statements of Income include the following:


                                                        Quarter Ended September 30
                                                  --------------------------------------
                                                      2000                      1999
                                                  --------------------------------------
                                                          (dollars in thousands)
Directors fees                                     $       81               $        67
Office Supplies, telephone                                 92                        87
Loan collection and repossession expenses                  84                        74
Bank security                                              81                        81
Amortization of intangible assets                          42                        42
Other                                                     519                       483
                                                  --------------------------------------
TOTAL OTHER EXPENSES                               $      899               $       834
                                                  ======================================

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                                     ----------------------------------------------------
                                                                               2000                     1999
                                                                     ----------------------------------------------------
                                                                                   (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                      $                  1,309      $                862
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation                                                                       322                       185
     Amortization of goodwill and intangibles                                             127                       121
     Provision for loan losses                                                              -                       775
     Provision for losses on other real estate owned                                        -                         8
     Accretion/amortization of premiums                                                   209                       949
       Gain on sale of loans                                                                -                       (40)
       Loss on sale of investment securities                                              128                        35
       (Gain) Loss on sale of other real estate owned                                      (1)                        6
       (Increase) Decrease in accrued interest receivable                                (487)                      108
       Increase in other assets                                                          (364)                     (370)
       (Decrease) increase in accrued expenses and other liabilities                      (82)                       26
                                                                     ----------------------------------------------------
            Net cash (used) provided by operating activities                            1,161                     2,665
                                                                     ----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from principal payments on securities
        available-for-sale                                                              6,715                    22,417
     Proceeds from maturities of investment securities
         available-for-sale                                                            20,619                    39,507
     Proceeds from sale of loans                                                            -                     4,308
     Purchase of investment securities available-for-sale                             (20,274)                  (79,062)
     Net decrease (increase) in interest-bearing deposits in banks                        348                       (64)
     (Increase) decrease in loans                                                     (19,086)                    1,384
     Additions to bank premises and equipment, net                                        (84)                     (142)
     Proceeds from sale of real estate owned                                              266                       154
                                                                     ----------------------------------------------------
        Net cash used by investing activities                                         (11,496)                  (11,498)
                                                                     ----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in deposits                                                          (2,125)                   (7,471)
     Net increase in short-term borrowings                                             10,284                    13,206
     Dividends paid                                                                      (420)                      (19)
                                                                     ----------------------------------------------------
       Net cash provided by financing activities                                        7,739                     5,716
                                                                     ----------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (2,596)                   (3,117)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         15,433                    25,715
                                                                     ----------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $                 12,837      $           $ 22,598
                                                                     ====================================================

See notes to consolidated financial statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A Basis of Presentation

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consistently, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the six months period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 1999.

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

Item 2.  Management's Discussion and Analysis

As of and for the Nine months ended September 30, 2000 (dollars in thousands)

Forward-looking statements. This discussion contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factor statements by government agencies and other third parties, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statement. The Company does not undertake to update any forward-looking statement to reflect occurrences or events, which may not have been anticipated as of the date of such statements.

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

Financial

IBW Financial Corporation's net income for the nine months ended September 30, 2000 totaled $1,309, an increase of $447, or 52% from $862 for the nine months ended September 30, 1999. This was the result of an increase in net interest income of $679 an increase of $130 in non-interest income, and a decrease in the provision for loan losses of $775, offset by an increase of $1,052 in non-interest expense and an increase of $85 in income taxes. Return on average assets (ROAA), and return on average shareholder's equity (ROAE) for the first nine-month period of 2000 were .65% and 9.48% compared to .41% and 6.58% for the first nine-month period of 1999.

Net Interest Income

Net interest income for the nine months ended September 30, 2000 increased $679, or 8% compared to the same period last year. This increase is attributed primarily to an increase in volume and income in loans and non-taxable securities, a decrease in volume in taxable securities and a decrease in volume and income in federal funds sold. The average balance of interest-earning assets for the nine month period ended September 30, 2000 decreased $9 million or 4% to $249 million compared to $259 million for the nine month period ended September 30, 1999. However, the average yield on average interest-earning assets increased by 70 basis points to 7.70% for the nine month period ended September 30, 2000 compared to 7.00% for the same period last year. The increase in the average yield on average interest-earning assets reflects the increase in market rates and the higher level of loans.

 Net loans averaged $112 million during the nine months ended September 30, 2000 compared to $100 million for the comparable period in 1999, reflecting an increase of $12 million. Interest and fees on loans increased $679 or 10% to $7.5 million for the nine months ended September 30, 2000 compared to $6.8 million for the same period last year. The increase in loans primarily reflects growth in the commercial real estate sector.

Taxable securities averaged $114 million during the nine months ended September 30, 2000 compared to $132 million for the comparable period in 1999, reflecting a decrease of $18 million. Interest income from taxable securities increased $87 or 2% to $5.6 million for the nine months ended September 30, 2000 compared to $5.5 million for the same period last year. While the average balance decreased, the average yield on taxable securities increased 98 basis points to 6.51% for the nine months ended September 30, 2000 compared to 5.53% for the same period last year.

Non-taxable securities averaged $18 million during the nine months ended September 30, 2000 compared to $12 million for the comparable period in 1999, reflecting an increase of $6 million. Interest income from non-taxable securities increased $382 or 54% to $1,087 for the nine months ended September 30, 2000 compared to $705 for the same period last year. The tax equivalent yield on non-taxable securities decreased 30 basis points to 7.86% for the nine months ended September 30, 2000 compared to 8.16% for the same period last year.

Federal funds sold averaged $3 million during the nine months ended September 30, 2000 compared to $14 million for the comparable period in 1999, reflecting a decrease of $11 million. Interest income from federal funds sold decreased $351 to $157 for the nine months ended September 30, 2000 compared to $508 for the same period last year. The yield on federal funds sold increased 129 basis points to 6.02% for the nine months ended September 30, 2000 compared to 4.73% for the same period last year. The increase in the yield on federal funds sold reflects the increase in market rates. The decline in volume of federal funds reflects the redeployment of federal funds into higher yielding loans.

Average interest-bearing liabilities decreased $13 million or 6% to $188 million for the nine months ended September 30, 2000 compared to $201 million for the same period last year. The average cost on interest-bearing liabilities increased 20 basis points to 3.19% for the nine months ended September 30, 2000 compared to 2.99% for the same period last year. The decrease in average interest-bearing liabilities are centered primarily in time deposits which decreased $11 million for the nine months ended 2000, as the cost of these deposits decreased $341 over the same period. The average cost on short-term borrowing increased 147 basis points to 5.26% for the nine months ended September 30, 2000 compared to 3.79%.

The interest rate spread increased 50 basis points to 4.51% at September 2000 from 4.01% at September 1999, and is primarily attributable to lower market rates for deposits, higher levels of rates for taxable securities, and higher volume of loans, offset by higher rates in short-term borrowings. Overall, the net margin increased to 5.29% from 4.68% for the comparable period.

Provision for Loan Losses

The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. No provision for loan losses was made during the nine months ended September 30, 2000 compared to $775 for the nine months ended September 30, 1999. The ratio of allowance for possible loan losses to total loans is 3.28% at September 30, 2000 compared to 3.96% at December 31, 1999. Management believes the allowance is adequate at September 30, 2000. See the "Non-Performing Assets" section for additional information related to the Company's allowance for loan losses.

Non-interest Income

Non-interest income increased $130, or 5%, to $2,766 for the nine months ended September 30, 2000 compared to $2,636 for September 30, 1999. Service charges on deposit accounts increased $77 or 4% to $2,015 for the nine months ended September 30, 2000 compared to $1,938 for the same period last year. Other fee income increased $121 to $743 from $622 for the comparable period. Non-interest income was also impacted by the increase in the loss on the sale of securities, as security losses increased $93 to $128 for the nine month period ended September 30, 2000 compared to security losses of only $35 at September 30, 1999.


Non-interest Expense

Non-interest expenses increased $1,052 to $10.6 million for the nine months ended September 30, 2000 compared to $9.6 million for the same period last year. The composition of the increase consist of an increase of $991 in salary and employee benefits, an increase of $172 in furniture and equipment and an increase in data processing of $60, an increase of $15 in advertising, offset by a decrease of $164 in other expenses and a decrease of $22 in occupancy expenses.

The increase in salary and benefits for the nine months ended September 30, 2000 compared to the same period a year ago was due primarily to a full staff this year compared to several key employee vacancies throughout the company in the first nine months of 1999, and increases in officer salaries in 2000 compared to officers salaries being frozen during 1999.

Provision for Income Taxes

The provision for income taxes for the first nine months of 2000 was $336, compared to $251 a year ago due to higher income before taxes.

Financial Overview

Total assets, at $275 million, increased $10 million since December 31, 1999. The change in the composition of the balance sheet primarily reflected an increase of $19 million in loans and a decrease of $6 million in investment securities, and a decrease of $2 million in federal funds sold. Liabilities reflect a $2 million decrease in deposits, a $10 million increase in short-term borrowings and an increase in shareholder's preferred stock dividends of $19 and $401 in common stock dividends were declared during the nine months of 2000.

The carrying value of the Company's securities portfolio decreased $6 million to $132 million at September 30, 2000 from $138 million at December 31, 1999. This composition reflected a change as U. S. Government Agency securities decreased approximately $3 million to $37 million while mortgage-backed securities decreased $3 million to $75 million, from December 31, 1999 to September 30, 2000. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 3.05 years at September 30, 2000, down from 3.55 years at December 31, 1999. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of management's ongoing analysis. There are no issuers of securities other than governmental securities, whose securities held by the Company, have a book value in excess of 10% of shareholders' equity.

The allowance for loan losses was $4.1 million or 3.28% of total loans at September 30, 2000 compared to $4.3 million or 3.96% at December 31, 1999. The decrease in the level of the allowance for loan losses as a percentage of ending loans is a result of increased loan growth. Non-performing assets increased $1,017 or 30% to $4,376 from $3,359 at year-end 1999. This increase is attributed primarily by the addition of one commercial construction real estate loan of $1.8 million that was placed on non-accrual during the second quarter of 2000. Loans with potential credit problems (excluding non-performing assets) increased to $7,098 at September 30, 2000 from $6,587 at year-end 1999. At September 30, 2000 and year-end 1999, non-performing assets represented 1.6% and 1.3% respectively of total assets.

              AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS (1)


                                                      Nine Months Ended                     Nine Months Ended
                                                       September 30, 2000                   September 30, 1999
                                         ---------------------------------------------------------------------------
                                                                                                            Amount
                                                Average      Average   Amount Paid    Average     Average   Paid or
                                                Balance       Rate      or Earned      Balance      Rate    Earned
                                         ---------------------------------------------------------------------------
                                                                                       (dollars in thousands)
Assets
Loans, net                               $       112,001      8.96%   $     7,505   $    99,691     9.15%  $  6,826
Taxable securities                               114,158      6.51%         5,555       132,193     5.53%     5,468
Non-taxable securities(2)                         18,489      7.86%         1,087        11,555     8.16%       705
Federal funds sold                                 3,486      6.02%           157        14,366     4.73%       508
Interest-bearing deposits held                     1,131      5.32%            45           937     4.85%        34
                                         ---------------------------------------------------------------------------
Total interest-earning assets                    249,265      7.70%        14,349       258,742     7.00%    13,541
Cash and due from banks                           12,787                                 12,462
Bank premises and
  equipment, net                                   2,294                                  2,459
Other assets                                       5,404                                  5,410
                                         ----------------                         --------------
Total assets                             $       269,750                            $   279,073
                                         ================                         ==============
Liabilities and
Shareholders' equity
Interest-bearing demand deposits         $        27,850      0.56%   $       116   $    30,459     0.79%  $    181
Savings deposits                                  61,008      2.27%         1,035        63,853     2.50%     1,193
Time deposits                                     59,951      3.97%         1,780        71,437     3.97%     2,121
                                         ---------------------------------------------------------------------------
Total interest-bearing deposits                  148,809      2.63%         2,931       165,749     2.82%     3,495
Short-term borrowings                             39,518      5.26%         1,556        35,020     3.79%       993
                                         ---------------------------------------------------------------------------
Total interest-bearing liabilities               188,327      3.19%         4,487       200,769     2.99%     4,488
Noninterest-bearing liabilities                   61,597                                 58,789
Other liabilities                                  1,412                                  2,045
Shareholders' equity                              18,414                                 17,470
                                         ----------------                         --------------
Total liabilities and
  shareholders' equity                   $       269,750                            $   279,073
                                         ================                         ==============
Net interest income and net
yield on interest-earning assets

Net interest income                                                   $     9,862                          $  9,053
                                                                     =============                        ==========
Interest rate spread                                          4.51%                                 4.01%
Net yield on average interest-
  earning assets                                              5.29%                                 4.68%
Average interest-earning assets
  to average interest-bearing
  liabilities                                               132.36%                               128.88%

                                                Year Ended
                                            December 31, 1999
                                   ------------------------------------

                                      Average    Average  Amount Paid
                                      Balance      Rate    or Earned
                                   ------------------------------------
Assets
Loans, net                           $ 99,863      9.13%   $   9,115
Taxable securities                    130,684      5.61%       7,336
Non-taxable securities(2)              13,016      8.08%       1,052
Federal funds sold                     12,657      4.70%         595
Interest-bearing deposits held            914      4.38%          40
                                   ----------------------------------
Total interest-earning assets         257,134      7.05%      18,138
Cash and due from banks                12,169
Bank premises and
  equipment, net                        2,441
Other assets                            5,427
                                   -----------
Total assets                        $ 277,171
                                   ===========
Liabilities and
Shareholders' equity
Interest-bearing demand deposits    $  29,853      1.60%         479
Savings deposits                       63,417      2.47%       1,566
Time deposits                          69,477      3.53%       2,455
                                   ----------------------------------
Total interest-bearing deposits       162,747      2.77%       4,500
Short-term borrowings                  35,787      3.94%       1,409
                                   ----------------------------------
Total interest-bearing liabilities    198,534      2.98%       5,909
Noninterest-bearing liabilities        59,178
Other liabilities                       1,564
Shareholders' equity                   17,895
                                   -----------
Total liabilities and
  shareholders' equity              $ 277,171
                                   ===========
Net interest income and net
yield on interest-earning assets

Net interest income                                        $  12,229
                                                          ===========
Interest rate spread                               4.08%
Net yield on average interest-
  earning assets                                   4.76%
Average interest-earning assets
  to average interest-bearing
  liabilities                                    129.52%

(1) Yields on securities have been computed based upon the historical cost of such securities. Nonaccruing loans are included in average balances.
(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $13,979, and $9,482 for September 30, 2000 $13,301 and $8,813 for September 30, 1999 and $17,780 and
    $11,871 for year ending 1999.

                       LOAN LOSS AND RECOVERY EXPERIENCE



                                                              -------------------------------------------------
                                                                  Nine Months ended           Year Ended
                                                                 September 30, 2000       December 31, 1999
                                                              -------------------------------------------------
                                                                           (dollars in thousands)
Total outstanding loans at end of period                       $              126,356      $           107,800
Average amount of loans outstanding                                           112,001                   99,863
Allowance for loan losses
  at beginning of period                                                        4,272                    4,700
Loans charged off:
  Commercial                                                                      298                      466
  Real estate mortgage                                                             82                      198
  Installment loans to individuals                                                 43                      150
                                                              -------------------------------------------------
Total charge-offs                                                                 423                      814
                                                              -------------------------------------------------
Recoveries of loans previously charged-off:
  Commercial                                                                      246                      332
  Real estate mortgage                                                              2                       20
  Installment loans to individuals                                                 43                       34
                                                              -------------------------------------------------
Total recoveries                                                                  291                      386
                                                              -------------------------------------------------
Net charge-offs                                                                   131                      428
Additions to allowance charged to
operations                                                                          -                        -

Allowance for loan losses at end of period                                      4,140                    4,272
Ratio of net charge-offs during period
  to average outstanding loans during period                                    0.12%                    0.43%
Ratio of allowance for possible loan
  losses at period to total loans                                               3.28%                    3.96%

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                   September 30, 2000 Percent                  December 31, 1999 Percent
                                                         (dollars in thousands)
Commercial                   $             2,205             53.26%      $            1,927             45.11%
Real estate mortgage                         557             13.45%                     543             12.71%
Consumer                                     151              3.65%                     173              4.05%
Unallocated                                1,227             29.64%                   1,629             38.13%
                          -------------------------------------------------------------------------------------
Total                        $             4,140            100.00%      $            4,272            100.00%
                          =====================================================================================

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

                              NON-PERFORMING ASSETS

                                                -------------------------------------------------
                                                    September 30, 2000        December 31, 1999
                                                -------------------------------------------------
                                                             (dollars in thousands)
Non-accrual loans(1)                              $              3,844        $           2,819
Loans past due 90 days or more
  and still accruing                                               532                      275
Foreclosed properties                                                -                      265
                                                -------------------------------------------------
Total                                             $              4,376        $           3,359
                                                =================================================
Non-performing assets to gross loans
  and foreclosed properties at period
  end                                                            3.45%                    3.11%
Non-performing loans to total loans                              3.45%                    2.87%
Non-performing assets to total
  assets at period end                                           1.59%                    1.27%

1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the nine months ended September 30, 2000 and the year ended December 31, 1999 for non-accrual loans had the loans been current in accordance with their original terms was $254 and $274, respectively.


At September 30, 2000, there were $7,098 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. Included in the total are twenty loans, totaling $6,593 fully collateralized by real estate of which eleven loans totaling $4,291 are concentrated in the commercial real estate and nine loans totaling $2,302 are in residential mortgages. The remaining $505 consist of three commercial loans, secured primarily by accounts receivable and various business equipment.


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