Form 10QSB/A
period 2000-09-30
IBW FINANCIAL CORP
filed 2000-11-14
CIK 1013274

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


IBW FINANCIAL CORPORATION


November 10, 2000                  /s/ B. Doyle Mitchell, Jr.
                                   B. Doyle Mitchell, Jr.


November 10, 2000                  /s/ Thomas A. Wilson, Jr.
                                   Thomas A. Wilson, Jr., Senior Vice President
                                   and Chief Financial and Accounting Officer

                                  EXHIBIT INDEX




Exhibit No.        Description
-----------        -----------

11                 Statement regarding Computation of Per Share Earnings

27                 Financial Data Schedule