Form 10KSB
period 2000-12-31
IBW FINANCIAL CORP
filed 2001-03-26
CIK 1013274

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

     For the fiscal year ended December 31, 2000

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _______________ to ________________

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

Yes [X]   No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenues for the fiscal year ended December 31, 2000 were approximately $23,295,000.

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of March 5, 2001 was approximately $4,832,115 (based on the most recent trade known to the Company). See "Market for Common Stock and Dividends").

As of March 5, 2001, the number of outstanding shares of the Common Stock, $1.00 par value, of IBW Financial Corporation was 668,360.

                       DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the Company's definitive Proxy Statement
       for the Annual Meeting of Shareholders to be held on April 24, 2001 are incorporated by reference in part III hereof.

         Forward-looking statements - This report and the information incorporated by reference herein, contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward looking statements can be identified by use of words such as "may," "will," "anticipates," believes," "expects," "plans," "estimates," "potential, "continue," "should" and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company does not undertake to update any forward-looking statements to reflect occurrences or events which may not have been anticipated as of the date of such statements.

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

         The Bank was organized in August 1934 as a District of Columbia chartered commercial bank by a group of African-American businessmen and educators for the purpose of providing quality financial services, with an emphasis on home mortgages and automobile financing, to the underserved minority population of the District of Columbia. Over the past sixty five years, the Company has grown from one office in the District of Columbia and $250,000 in assets to seven offices in the District of Columbia, two offices in Prince George's County, Maryland and approximately $268 million in total assets and $22.1 million of shareholders' equity at December 31, 2001. The Bank is among the largest African-American commercial banks in the nation, and the largest African-American owned commercial bank based in the Washington D.C. metropolitan area.

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

         In November 2000 the Bank received approval for establishment of branches inside the Wal-Mart stores located at 8755 Branch Avenue, Clinton, Maryland and 11930 Acton Lane, Waldorf, Maryland. It is expected that these branches will open in the second quarter of 2001.

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

         Compliance with the Agreement is to be monitored by a committee (the "Committee") of at least three directors, none of whom is an employee of the Bank or a family member of and employee. The Committee, presently composed of Mr. King (Chairman), Mrs. Fleming, and Mr. Chapman, is required to submit written progress reports on a monthly basis. The Agreement requires the Bank to make periodic reports and filings with the OCC.

         The  Agreement  does  not  contain  any  capital   directive  or  other
requirement that the Bank increase its capital, or maintain a minimum level of capital in excess of generally applicable capital requirements.

                  As of January 22, 2001, the Bank has submitted to the OCC all of the written plans, policies, and other information required by the Agreement, and all revisions requested by the OCC, although certain submissions were made outside of the time limits required by the Agreement. There can be no assurance that its regulators will deem the Bank to be compliant under the Agreement, or that they will not require additional compliance efforts. Failure to comply with the provisions of the Formal Agreement could subject the Bank and its directors to additional enforcement actions, including but not limited to a cease and desist order, a safety and soundness order or civil money penalties. If the directors of the bank become subject to civil money penalties or other actions, the Company or the Bank may be obligated to indemnify such directors. If the directors of the bank become subject to civil money penalties or other actions, the Company or the Bank may be obligated to indemnify such directors.

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

EMPLOYEES

         As of December 31, 2000, the Bank had 160 full time equivalent employees. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, life and long term disability insurance and an employee stock ownership plan for substantially all full time employees. Annual contributions to the employee stock ownership plan are determined by the Board, and amounted to $87,000 in 2000, $52,500 in 1999 and $0 in 1998. The Company does not have any employees who are not also employees of the Bank.

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

         At December 31, 2000, the Bank was in compliance with all minimum federal regulatory capital requirements which are generally applicable to national banks, as well as the capital requirements of the interim capital assistance. As of such date, the Bank had a Tier 1 Risk Based Capital Ratio and a Total Risk Based Capital Ratio equal to approximately 15% and 16.27% respectively, and a Leverage Capital Ratio equal to approximately 7.30%.

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

         At December 31, 2000, the Bank was a "well capitalized" institution for purposes of Section 38 of the FDIA.

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

         The Company has entered into leases for the Clinton and Waldorf, Maryland Wal-Mart branches which were approved in November 2000, and which will open in the second quarter of 2001. Each five year lease requires an annual payment of $24,000, and has two five year renewal options.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET FOR COMMON STOCK AND DIVIDENDS

         There does not currently exist an organized public trading market for shares of Company's Common Stock. Trading in the Company's Common Stock has been sporadic, and consists of private trades conducted without brokers. The Company is aware of approximately 2 trades of the Common Stock since January 1, 1999, at $15 per share. The last trade known to the Company was a trade of 500shares at $15 per share on July 5, 2000. There may be other trades of which the Company is either not aware, or with respect to which the Company is not aware of the price. These trades and transactions do not necessarily reflect the intrinsic or market values of the Common Stock. As of December 31, 2000, there were 668,360 shares of Common Stock outstanding, held of record by approximately 562 shareholders.

         During 2000, the Company resumed the payment of regular dividends, which had been suspended during 1998 and 1999 as a result of additional expenses incurred in respect of the provision for loan losses and increased levels of non-performing and problem assets. There can be no assurance, however, that the Company will continue to have earnings at a level sufficient to support the payment of dividends, or that it will in the future elect to pay dividends. As the Bank is the primary source of funds for payment of dividends by the Company, the inability of the Bank to pay dividends could adversely affect the ability of the Company to pay dividends.

         Dividends on the Common Stock are subject to the prior payment of dividends on the Series A Preferred Stock. As of the date hereof, there is no default in the payment of dividend on the Series A Preferred Stock.

         Regulations of the OCC place a limit on the amount of dividends the Bank may pay to the Company without prior approval. Prior approval of the OCC is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. As of December 31, 2000 the Bank would not need prior approval from OCC unless a declaration of dividends exceeded $2,041,000. Under District of Columbia law, the Company may generally pay cash dividends at any time when it is not insolvent and where its net assets exceed its stated capital (the par value of all outstanding shares), and where payment of the dividend will not cause the Company to become insolvent or to have its stated capital exceed its net assets. The Federal Reserve and the OCC also have authority to prohibit a bank from paying dividends if the Federal Reserve or the OCC deems such payment to be an unsafe or unsound practice.

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

         Set forth below is certain financial information relating to the Company's dividend history for the past five fiscal years.

                                                               Year Ended December 31,
                                               ----------- ----------- ---------- ---------- -----------
                                                  2000        1999       1998       1997        1996
                                               ----------- ----------- ---------- ---------- -----------
Net income per common share                      $3.20       $2.50      $(2.03)     $2.44      $2.06
Dividends paid per common share                  $0.60       $0.15       $0.51      $0.60      $0.60
Ratio of dividends to net income available
to common shareholders                           18.76%      5.98%        N/A      24.59%      29.13%

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

RECENT SALES OF UNREGISTERED SHARES.

         During the past three fiscal years, the Company has not sold any securities without registration under the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         The following financial review presents a discussion of the results of operations, an analysis of the asset and liability structure of the Company, and its sources of liquidity and capital resources and should be read in conjunction with the consolidated financial statements. All dollar amounts shown in this management's discussion and analysis are in thousands, except with respect to per share data.

         General-The Company's net income depends primarily on net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Non-interest income, such as customer deposit account services charges, late charges on loans and other sources of income also impact net income. The Company's operating expenses, other than interest expense, consist principally of compensation and employee benefits, occupancy, data processing, provision for loan losses and other operating expenses. The Company's net income is significantly affected by general economic conditions in the Washington, DC metropolitan area and policies of regulatory authorities.

RESULTS OF OPERATIONS

Years Ended December 31, 2000 and 1999

         Overview-Net income was $2,162 for 2000 compared with $1,696 in 1999, an increase of 27%. Earnings per common share were $3.20 in 2000 compared with $2.50 in 1999. The increase in net income was primarily attributable to an increase of $1,164 in net interest income, a reversal of $259 in the provision for loan losses, an increase of $366 in non-interest income, offset by an increase in non-interest expenses of $1,222, and an increase in taxes of $101. Return on average assets was .80% for 2000, up from .61% for 1999. Return on average equity was 11.66% for 2000, compared with 9.48% for 1999.

TABLE 1. FINANCIAL OVERVIEW

         The following table summarizes net income divided by average assets and average shareholders' equity, dividend pay-out ratio (dividends declared per common share divided by net income per common share) and shareholders' equity to assets ratio (average shareholders' equity divided by average total assets) for each of the years listed below.

                                                             2000          1999          1998           1997           1996
                                                        -------------------------------------------------------------------------
Return on average assets                                      .80%           .61%         (.51%)          .57%           .56%
Return on average equity                                    11.66%          9.48%        (6.97%)         8.74%          8.06%
Dividend payout                                             18.76%          5.98%          N/A          24.59%         29.13%
Net income per share                                       $ 3.20         $ 2.50        ($2.03)        $ 2.44         $ 2.06
Ratio of dividends to net income                            18.76%          0.15%          N/A          24.59%         29.13%
Average shareholders' equity to average assets               6.83%          6.46%         7.37%          7.37%          7.06%

         Net Interest Income- Net interest income is the principal source of earnings for the Company. It is affected by a number of factors including the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, interest rate fluctuations, and asset quality. Information concerning the Company's interest-earning assets, interest-bearing liabilities, net interest income, and interest rate spreads, and net yield on interest-earning assets is presented in Table 2. Changes in the Company's interest income and interest expense resulting from changes in interest rates and in the volume of interest-earning assets and interest-bearing liabilities are presented in Table 3.

TABLE 2. AVERAGE BALANCE AND NET INTEREST INCOME ANALYSIS (1)

                                                                             Year Ended December 31,
                                          ------------------------------------------------------------------------------------------
                                                        2000                          1999                          1998
                                          ------------------------------------------------------------------------------------------
                                                                 Amount                        Amount                       Amount
                                             Average   Average   Paid or   Average   Average   Paid or   Average   Average  Paid or
                                             Balance    Rate     Earned    Balance    Rate     Earned    Balance    Rate    Earned
                                                                             (dollars in thousands)
ASSETS

Loans, net                                   $115,689   9.23%   $ 10,676   $ 99,863   9.13%   $  9,115   $113,286   9.28%   $ 10,518
Taxable securities                            112,330   6.58%      7,387    130,684   5.61%      7,336    103,507   5.66%      5,858
Non-taxable securities (2)                     19,359   7.58%      1,467     13,016   8.08%      1,052     10,353   8.44%        874
Federal funds sold                              2,744   6.05%        166     12,657   4.70%        595     16,493   5.49%        905
Interest-bearing deposits held                    984   5.49%         54        914   4.38%         40      2,238   4.69%        105
                                             --------           --------   --------           --------   --------           --------
Total interest-earning assets                 251,106   7.87%   $ 19,750    257,134   7.05%   $ 18,138    245,877   7.43%     18,260

Cash and due from banks                        12,919                        12,169                        11,038
Bank premises and equipment, net                2,254                         2,441                         2,692
Other assets                                    5,297                         5,427                         3,831
                                             --------                      --------                      --------
Total assets                                 $271,576                      $277,171                      $263,438
                                             ========                      ========                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing demand deposits             $ 27,233   0.55%   $    151   $ 29,853   1.60%   $    479     27,394   1.76%        481
Savings deposits                               60,802   2.26%      1,377     63,417   2.47%      1,566     65,474   2.70%      1,770
Time deposits                                  58,852   4.07%      2,396     69,477   3.53%      2,455     68,643   4.52%      3,104
                                             --------           --------   --------           --------   --------           --------
Total interest-bearing deposits               146,887   2.67%      3,924    162,747   2.77%      4,500    161,511   3.32%      5,355
Short-term borrowings                          42,336   5.41%      2,292     35,787   3.94%      1,409     25,011   4.33%      1,083
                                             --------           --------   --------           --------   --------           --------
Total interest-bearing liabilities            189,223   3.29%   $  6,216    198,534   2.98%   $  5,909    186,522   3.45%   $  6,438

Noninterest-bearing liabilities                62,006                        59,178                        56,031
Other liabilities                               1,807                         1,564                         1,472
Total liabilities                             253,036                       259,276                       244,025
                                             --------                      --------                      --------

Shareholder's equity                           18,540                        17,895                        19,413
                                             --------                      --------                      --------
Total liabilities and
   shareholders' equity                      $271,576                      $277,171                      $263,438
                                             ========                      ========                      ========

NET INTEREST INCOME AND NET YIELD
   ON INTEREST-EARNING ASSETS

Net interest income                                             $ 13,534                      $ 12,229                      $ 11,822
                                                                ========                      ========                      ========
Interest rate spread                                    4.58%                         4.07%                         3.98%
Net yield on average interest-earning assets            5.39%                         4.76%                         4.81%
Average interest-earning assets to
   average interest-bearing liabilities               132.70%                       129.52%                       131.82%

1)   Yields on securities have been computed based upon the historical cost of such securities.  Non-accruing  loans are included in average balances.
2)   Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's  consolidated  statements of income were $19,251 and $13,035 for 2000, $17,780 and $11,871 for
     1999, and $17,963 and $11,525 for 1998.

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

                                                           YEAR ENDED DECEMBER 31,                    YEAR ENDED DECEMBER 31,
                                                      -----------------------------------       ------------------------------------
                                                                2000 VS. 1999                               1999 VS. 1998
                                                          INCREASE (DECREASE) DUE TO                 INCREASE (DECREASE) DUE TO
                                                      -----------------------------------       ------------------------------------
(dollars in thousands)                                 Volume        Rate          Total         Volume         Rate         Total
Loans                                                 $ 1,445       $   116       $ 1,561       $(1,250)      $  (153)      $(1,403)
Taxable securities                                     (1,030)        1,081            51         1,540           (62)        1,478
Non-taxable securities                                    512           (97)          415           225           (47)          178
Federal funds sold                                       (466)           37          (429)         (210)         (100)         (310)
Interest-bearing deposits                                   3            11            14           (62)           (3)          (65)
                                                      -------       -------       -------       -------       -------       -------
Total interest income                                     464         1,148         1,612           243          (365)         (122)

Deposits
Interest-bearing demand deposits                          (42)         (286)         (328)           46           (48)           (2)
Savings deposits                                          (65)         (124)         (189)          (57)         (147)         (204)
Time deposits                                            (375)          316           (59)           38          (687)         (649)
                                                      -------       -------       -------       -------       -------       -------
Total interest-bearing deposits                          (482)          (94)         (576)           27          (882)         (855)
Borrowings                                                258           625           883           467          (141)          326
                                                      -------       -------       -------       -------       -------       -------
Total interest-bearing liabilities                       (224)          531           307           494        (1,023)         (529)
                                                      -------       -------       -------       -------       -------       -------
Net interest income                                   $   688       $   617       $ 1,305       $  (251)      $   658       $   407
                                                      =======       =======       =======       =======       =======       =======

         On a tax equivalent basis, net interest income for 2000 increased $1,305 or 11% over 1999. The increase was primarily attributable to an increase in average interest-earning assets and an increase in the net interest spread, partially offset by an increase in rates paid on interest-earning liabilities.

         Average interest-earning assets decreased by $6,028 or 2%, resulting from an increase in net loans of $15,826 or 16%, an increase of non-taxable securities of $6,343, or 49%, and an increase in interest bearing deposits of $70 or 8%, offset by decreases in taxable securities of $18,354 or 14% and in federal funds sold of $9,913 or 78%.

         The interest rate spread increased 51 basis points or approximately 13%, from 4.07% in 1999 to 4.58% in 2000. The increase is a result of a 82 basis point increase in the average rate earned on interest-earning assets versus a 31 basis point increase in rates paid on average interest bearing liabilities. The yield on loans in 2000 increased 10 basis points from 1999. The yield and average balances on mortgage-backed securities were 6.51% and $73,316 for 2000 and 5.89% and $72,926 for 1999, respectively.

         Interest-bearing liabilities decreased $9,311 or 5%, comprised of a decrease in interest bearing demand deposits, time deposits and savings deposits, partially offset by an increase in borrowings. Short-term borrowings (comprised of repurchase agreements and federal funds purchased) increased $8,300 or 25%.

         Provision for Loan Losses-The Company maintains an allowance for loan losses to absorb losses on existing loans that may become uncollectible. A reverse provision of $259 was recorded in 2000 compared to no provision for loan losses in 1999. The reverse provision for loan losses is primarily attributable to the decrease in the level of non-performing assets, which declined to 0.89% of total assets at December 31, 2000, as compared to 1.27% of total assets at December 31, 1999. Management believes that the allowance for loan losses is adequate to absorb potential losses inherent in the loan portfolio. As losses on loans are not statistically predictable and are dependent upon economic conditions in the Bank's marketplace, future provisions or reversals for loan losses may decrease or increase from the levels deemed appropriate for 2000. There can be no assurance, however, that future provisions for loan losses will not be required.

         Non-interest Income- Non-interest income increased $366 or 11% to $3,785 for 2000 from $3,419 for 1999. The primary components of non-interest income is service charges on deposit and checking accounts, and gains or losses on sale of securities. Other fee income increased $234 or 27% and primarily represented surcharges on non-depositors utilizing the Bank's ATM services. Service charges on deposit accounts increased $90 or 3%. Additionally, $200 of losses were realized on the sale of securities in 2000 compared to a realized loss on the sale of securities of $221 in 1999.

         Non-interest Expense- Non-interest expense for 2000 was $14,273 an increase of $1,222 or 9% over 1999. The composition of the increase consists of an increase of $1,143 in salary and employee benefits, an increase of $222 in furniture and equipment expenses, an increase $95 in advertising expenses, an increase of $82 in data processing, and an increase of $36 in occupancy expenses, offset by a decrease of $284 in other expenses The increase in salary and benefits was due primarily to a full staff this year compared to vacancies at several positions throughout the Company in 1999, and increase in officer salaries in 2000 compared to officers salaries being frozen during 1999.

         Provision for Income Taxes- The provision for income taxes for 2000 was $644, compared to $543 for 1999, reflecting an increase of $101 or 19% an due primarily to higher income before taxes. The effective tax rate was 23% for 2000, compared to 24% for 1999.

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

         Table 4 presents an analysis of the Company's interest-sensitivity gap position at December 31, 2000. Asset prepayments and liability decay rates are estimated based on the Company's experience. Non-maturity deposits such as savings, Now accounts and money markets do not have a stipulated maturity. As such the Company is reflecting the largest decrease experienced in these non-maturity deposits. Based on this experience, $4,250 per quarter for all non-maturity deposits was applied, as approximately $17 million of these core deposits reflected the largest decrease during the past four year period. Time deposits are allocated according to their contractual maturities. As summarized in Table 4, the Company's one-year cumulative gap ratio is 64%. This portion reflects a liability-sensitive position where more liabilities than assets re-price during the one-year period.

         Generally, a liability-sensitive position would result in an adverse impact on net income during a period of rising interest rates, and a positive impact on net interest income in a period of declining interest rates.

         Gap analysis has limitations because it cannot measure the effect of interest rate movements and competitive pressures on the repricing and maturity characteristics of interest-earning assets and liabilities indicated as repricing within a stated period may in fact reprice at different times at different volumes. Further, in the event of change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating Table 4.

TABLE 4. RATE SENSITIVITY ANALYSIS

                                                                    4 TO 12        WITHIN                     OVER 5
(dollars in thousands)                               0-90 DAYS       MONTH         12 MO.      1-5 YEARS       YEARS        TOTALS
 Loans (1) (2)                                       $  24,536     $  18,740     $  43,276     $  51,522     $  35,803    $ 130,601
 Investment Securities (3)                               4,229        12,924        17,153        72,957        31,732      121,842
 Fedral funds Sold                                          --            --            --            --            --           --
 Interest Bearing Bank Balances:                           673           632         1,305            --            --        1,305
                                                     ---------     ---------     ---------     ---------     ---------    ---------
 TOTAL EARNING ASSETS                                $  29,438     $  32,296     $  61,734     $ 124,479     $  67,535    $ 253,748
                                                     =========     =========     =========     =========     =========    =========
Percent of total earnings assets                         11.60%        12.73%        24.33%        49.06%        26.61%      100.00%
Interest-bearing liabilities
Time COD's of $100M or more                          $   2,995     $   6,083     $   9,078     $   4,635     $      --    $  13,713
 Savings,Now, MMDA'S and other time deposit              4,250        12,750        17,000        76,158            --       93,158
 Time COD'S less than $100M                             11,026        17,710        28,736         4,132            --       32,868
 Borrowed funds                                         42,033            --        42,033            --            --       42,033
                                                     ---------     ---------     ---------     ---------     ---------    ---------
TOTAL INTEREST BEARING LIABILITIES                   $  60,304     $  36,543     $  96,847     $  84,925     $      --    $ 181,772
                                                     =========     =========     =========     =========     =========    =========

 Interest-sensitivity gap                            $ (30,866)    $  (4,247)    $ (35,113)    $  39,554     $  67,535    $  71,976
 Cumulative interest-sensitivity gap                 $ (30,866)    $ (35,113)    $ (35,113)    $   4,441     $  71,976    $  71,976
Ratio of earning assets to interest-bearing
   liabilities (gap ratio)                               48.82%        88.38%        63.74%       146.58%           --       139.60%
Cumulative ratio of earnings assets to interest-
   bearing liabilities (cumulative gap ratio)            48.82%        63.74%        63.74%       102.44%       139.60%      139.60%
Cumulative interest-sensitivity gap as a
   percent of total assets                              (11.43%)      (13.01%)      (13.01%)       (1.64%)       26.66%       26.66%
                                                     =========     =========     =========     =========     =========    =========

(1)      Non-accruing loans are excluded from loan totals.
(2)      Loans have been included based on their contractual maturities.
(3)      Mortgage-backed  securities have been included based on their  estimated  remaining  maturities,  utilizing the most recent quarter pay-down experience and prorated outward. Fourth quarter 2000 pay-down experience was $3,230.  However,  $35,709 in mortgage back securities have an expected  average life of three years or less and $30,645 have an expected average life of more than three years

TABLE 5. FINANCIAL CONDITION

         Table 5 sets forth information concerning the composition of the Company's assets, liabilities and shareholders' equity at December 31, 2000, 1999, and 1998.

                                                              ----------------------------------------------------------------------
                                                                2000       PERCENT      1999        PERCENT       1998       PERCENT
                                                              ----------------------------------------------------------------------
                                                                                         (dollars in thousands)
ASSETS

     Loans, net                                               $128,047      47.77%     $102,998      38.84%     $104,469      38.70%
     Investment securities                                     121,842      45.45%      137,970      52.03%      131,384      48.66%
     Federal funds sold                                             --       0.00%        1,700       0.64%       13,150       4.87%
     Interest-bearing deposits                                      --
         in other banks                                          1,305       0.49%          988       0.37%          405       0.15%
                                                              --------     ------      --------     ------      --------     ------

     TOTAL EARNINGS ASSETS                                     251,194      93.71%      243,656      91.88%      249,408      92.38%

     Cash and due from banks                                    10,896       4.07%       13,733       5.18%       12,565       4.66%
     Bank premises and equipment                                 2,073       0.77%        2,389       0.90%        2,542       0.94%
     Other assets                                                3,883       1.45%        5,416       2.04%        5,463       2.02%
                                                              --------     ------      --------     ------      --------     ------
     TOTAL ASSETS                                             $268,046     100.00%     $265,194     100.00%     $269,978     100.00%
                                                              ========     ======      ========     ======      ========     ======

LIABILITIES AND SHAREHOLDERS' EQUITY

     Demand deposits                                          $ 63,207      23.58%     $ 60,739      22.90%     $ 58,870      21.81%
     Savings, NOW and MMDA                                      93,159      34.75%      100,632      37.95%      105,995      39.25%
     Time deposits $100,000 or more                             13,713       5.12%       16,329       6.16%       21,317       7.90%
     Other time deposits                                        32,868      12.26%       34,774      13.11%       37,946      14.06%
                                                              --------     ------      --------     ------      --------     ------

     TOTAL DEPOSITS                                            202,947      75.71%      212,474      80.12%      224,127      83.02%
     Short term borrowings                                      42,033      15.68%       33,733      12.72%       26,611       9.85%
     Accrued expenses and other liabilities                        930       0.35%        1,496       0.56%        1,323       0.49%
                                                              --------     ------      --------     ------      --------     ------

     TOTAL LIABILITIES                                         245,910      91.74%      247,703      93.40%      252,062      93.36%
     Shareholders' equity                                       22,136       8.26%       17,491       6.60%       17,917       6.64%
                                                              --------     ------      --------     ------      --------     ------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $268,046     100.00%     $265,194     100.00%     $269,979     100.00%
                                                              ========     ======      ========     ======      ========     ======


         Overview- Total assets increased $2,852 from December 31, 1999 to December 31,2000. The increase was attributable to net increase of $25,049 in loans, offset by a decrease in investments of $16,128 and a decrease in cash and due from banks of $2,837. This net increase in assets was funded by an increase in short term borrowings of $8,300, and an increase of $4,645 in stockholders' equity, offset by a $9,527 decrease in deposits..

         Loans- Net loans outstanding at December 31, 2000 were $128,047, an increase of $25,049 or 24%, from year end 1999. The composition of the loan portfolio is summarized in Table 6. The increase in loans consisted primarily of an increase in commercial real estate loans of $18,647, an increase of $3,787 in residential 1 to 4 family loans, an increase of $1,188 in installment loans, and an increase in commercial loans of $912.

TABLE 6. LOAN PORTFOLIO COMPOSITION

         The following table shows the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                        December 31,
                               -----------------------------------------------------------------------------------------------------
  (DOLLARS IN THOUSANDS)          2000    PERCENT     1999     PERCENT     1998     PERCENT    1997     PERCENT      1996    PERCENT
                               -----------------------------------------------------------------------------------------------------
Commercial                     $ 10,958     8.28%   $ 10,046     9.32%   $ 16,568    12.52%  $ 23,145    19.51%   $ 28,232    25.61%
Residential 1 to 4 family        56,613    42.78%     52,826    49.00%     51,097    38.61%    52,077    43.89%     52,876    47.96%
Commercial real estate           58,772    44.41%     40,125    37.22%     33,560    25.36%    38,499    32.45%     24,442    22.17%
Installment loans                 5,991     4.53%      4,803     4.46%      8,388     6.34%     4,925     4.15%      4,692     4.26%
                               --------   ------    --------   ------    --------   ------   --------   ------    --------   ------
Total                          $132,334   100.00%   $107,800   100.00%   $109,613    82.83%  $118,646   100.00%   $110,242   100.00%
                               ========   ======    ========   ======    ========   ======   ========   ======    ========   ======

TABLE 7. MATURITY OF LOAN PORTFOLIO - FIXED RATE AND VARIABLE RATE

        Table 7 summarizes the contractual maturity of the Company's fixed and floating rate loans, at December 31, 2000. Non accrual loans are excluded from the presentation.

                                         AFTER ONE YEAR
                               ONE YEAR   THROUGH FIVE   AFTER FIVE
(dollars in thousands)         OR LESS        YEARS         YEARS         TOTAL
 Fixed rate                   $ 29,922      $ 51,522      $ 35,803      $117,247
 Variable rate                  13,354            --            --        13,354
                              --------      --------      --------      --------
Total                         $ 43,276      $ 51,522      $ 35,803      $130,601
                              ========      ========      ========      ========


TABLE 8. INVESTMENT PORTFOLIO MATURITY SCHEDULES

        Table 8 summarizes the maturity and average yield of the Company's investment portfolio at December 31, 2000. Yields on non-taxable securities have been computed on a tax equivalent basis using a 34% tax rate

-----------------------------------------------------------------------------------------------------------------
                                                  After One But Within   After Five But Within
  (dollars in thousands)         Within One Year       Five Years              Ten Years        After Ten Years
-----------------------------------------------------------------------------------------------------------------
                                  Amount   Yield     Amount   Yield         Amount    Yield      Amount   Yield
U.S. Treasury                      $998    5.90%    $    --                $    --              $    --
U.S. Government agencies             --      --      19,776    6.46%        11,395     7.39%         --
State and political subdivisions     --      --       1,560    7.10%         1,054     7.40%    $19,283    8.05%
Other                                --      --       1,397    6.69%            --                   --
Mortgage-backed securities           --      --          --      --             --       --          --      --
                                   ----    ----     -------    ----        -------     ----     -------    ----
Total                              $998    5.90%    $22,733    6.52%       $12,449     7.39%    $19,283    8.05%
                                   ====    ====     =======    ====        =======     ====     =======    ====
-----------------------------------------------------------------------------

  (dollars in thousands)           Mortgage Backed            Total
-----------------------------------------------------------------------------
                                    Amount   Yield      Amount     Yield

U.S. Treasury                      $    --             $    998     5.90%
U.S. Government agencies                --               31,171     6.78%
State and political subdivisions        --               21,897     7.95%
Other                                   --                1,397     6.69%
Mortgage-backed securities          66,379    6.79%      66,379     6.79%
                                  --------    ----     --------     ----
Total                             $ 66,379    6.79%    $121,842     6.99%
                                  ========    ====     ========     ====

         Securities- The carrying value of the Company's securities portfolio decreased $16,128 or 12% from $137,970 at December 31, 1999, to $121,842 at
December 31, 2000. The proceeds from the net decline in the investment portfolio were used primarily to fund loan growth. The decrease in the investment portfolio consisted of decreases of $12,030 mortgage backed securities, $9,002 in U.S. Government and Agency securities, offset by an increase of $4,668 in state and political subdivision and other securities of $236. The yield on taxable securities increased from 5.61% for 1999 to 6.58% for 2000. The tax equivalent yield for non-taxable securities decreased from 8.08% for 1999 to 7.58% for 2000. The mortgage-backed securities portfolio had a weighted average remaining maturity of 2.86 years at December 31, 2000, compared to 3.56 years at December 31, 1999 (utilizing Bloomberg's street consensus). The collateral underlying all the mortgage-backed securities is guaranteed by one of the "quasi-governmental" agencies, and therefore maintains a risk weight of 20% for risk based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of Management's ongoing analysis. At December 31, 2000, based on stress tests performed by Management, a 300 basis point increase and decrease in interest rates would result in an approximate decrease of 6% and 4% increase, respectively, in the present carrying value of these securities. There are no issuers of securities other than governmental agencies, whose securities held by the Company, have a book value in excess of 10% of the Company shareholders' equity. The Company's securities portfolio is also presented in Note 3 to the consolidated financial statements.

TABLE 9. LOAN LOSS AND RECOVERY EXPERIENCE

         Asset Quality -See Note 1 to the consolidated financial statements for a discussion of the Company's policy for establishing the allowance for loan losses. Table 9. Sets forth the activity in the allowance for loan losses for the last five years.

                                                                                        Year ended December 31,
                                                                     --------------------------------------------------------------
                                                                        2000          1999         1998         1997          1996
                                                                     --------------------------------------------------------------
                                                                                            (dollars in thousands)
Total loans outstanding at year end                                  $ 132,334     $ 107,800    $ 109,613    $ 118,646    $ 110,242
Average loans outstanding during year                                  115,689        99,863      113,286      111,856      100,950

Allowance for loan losses at beginning of year                           4,272         4,700        1,702        1,266        1,177
Loans charged off:

   Commercial                                                              611           466        1,571          451          637
   Real estate mortgage                                                     83           198            0          256           52
   Installment loans to individuals                                         56           150          249          182           69
                                                                     ---------     ---------    ---------    ---------    ---------
Total charge-offs                                                          750           814        1,820          889          758

Recoveries of loans previously charged-off
   Commercial                                                              270           332          151           81          286
   Real estate mortgage                                                      3            20            0            0           25
   Installment loans to individuals                                         44            34           64           49           26
                                                                     ---------     ---------    ---------    ---------    ---------
Total recoveries                                                           317           386          215          130          337

Net charge-offs                                                            433           428        1,605          759          421
(Reversals) Additions to allowance charged to operations                  (259)            0        4,603        1,195          510
                                                                     =========     =========    =========    =========    =========
Allowance for loan losses at end of period                           $   3,580     $   4,272    $   4,700    $   1,702    $   1,266

Ratios of net charge-offs during year
   to average outstanding loans during year                               0.37%         0.43%        1.42%        0.68%        0.42%

Ratio of allowance for possible loan losses to total loans                2.71%         3.96%        4.29%        1.43%        1.15%

TABLE 10. ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

        Table 10 sets for the allocation of the allowance for loan losses as of the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category

                                                                           YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------------------------------------
                                         2000    PERCENT    1999    PERCENT    1998    PERCENT    1997    PERCENT    1996    PERCENT
                                        --------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Commercial (1)                          $1,956    54.64%   $1,927    45.11%   $3,461    73.64%   $1,378    80.96%   $1,075    84.91%
Real estate mortgage                       512    14.30%      543    12.71%      406     8.64%      117     6.87%       89     7.03%
Consumer                                   175     4.89%      173     4.05%      280     5.96%      182    10.69%       92     7.27%
Unallocated                                937    26.17%    1,629    38.13%      553    11.76%       25     1.47%       10      .79%
                                        ------   ------    ------   ------    ------   ------    ------   ------    ------   ------
Total                                   $3,580   100.00%   $4,272   100.00%   $4,700   100.00%   $1,702   100.00%   $1,266   100.00%
                                        ======   ======    ======   ======    ======   ======    ======   ======    ======   ======

(1) Includes commercial real estate loans.

         The allowance for loan losses was $3,580 at December 31, 2000, as compared to $4,272 December 31, 1999. The ratio of the allowance for loan losses to total loans at December 31, 2000 and 1999 was 2.71% and 3.96%, respectively. At December 31, 2000, non-performing assets to total assets was .89% compared to 1.27% at December 31,1999. Net charge-offs only increased $5 to $433 for 2000 from $428 for 1999. A reverse provision for loan losses of $259 was recorded in 2000, compared to no provision expense for 1999. Additionally, the unallocated portion of the allowance decreased to $937 from $1,629 at year-end 2000. Also see comment referring to non-performing assets.

         The level of the allowance for loan losses is determined by management on the basis of various assumptions and judgments. These include levels and trends of past due and non-accrual loans, trends in volume and changes in terms, effects of policy changes, experience and depth of management, anticipated economic conditions in the Washington, DC metropolitan area, concentrations of credit, the composition of the loan portfolio, prior loan loss experience, and the ongoing and periodic reviews of the loan portfolio by the Company's internal and external loan review function. For impaired loans the Company establishes reserves in accordance with SFAS 114 and SFAS 118, and for non-impaired loans uses an allocation approach which relies on historical loan loss experience, adjusted to reflect current conditions and trends.

         Although management believes that it uses the best information available to make such determinations that the allowance for loan losses is adequate at December 31, 2000, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determination. Any downturn in the real estate market or general economic conditions in the Washington, DC metropolitan area could result in the Company experiencing increased levels of non-performing assets and charge-offs, significant provisions for loan losses, and significant reductions in net income. Additionally, various regulatory agencies periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. In light of the foregoing, there can be no assurance that management's determination as to the future adequacy of the allowance for loan losses will prove accurate, or that additional provision of charge-offs will not be required.

TABLE 11 - NON-PERFORMING ASSETS

         Table 11 sets forth information concerning non-performing assets.

                                                                                        YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------------------------
                                                                         2000          1999         1998         1997         1996
                                                                      --------------------------------------------------------------
                                                                                         (dollars in thousands)
Non-accrual loans (1)                                                 $   1,733       $2,819       $5,003       $  852       $2,006
Loans past due 90 days or more and still accruing                           659          275        1,474          753        1,267
Foreclosed properties                                                        --          265          525          522        1,310
                                                                      ---------       ------       ------       ------       ------

Total                                                                 $   2,392       $3,359       $7,002       $2,127       $4,583
                                                                      =========       ======       ======       ======       ======

Non-performing assets to gross loans and foreclosed
       properties at period end                                            1.81%        3.11%        6.36%        1.78%        4.11%
Non-performing loans to total loans                                        1.81%        2.87%        5.91%        1.35%        2.97%
Non-performing assets to total assets at period end                        0.89%        1.27%        2.59%        0.85%        1.94%

(1)      Loans are placed on non-accrual status when in the opinion of management the collection of additional  interest is unlikely or a specific loan meets the criteria for non-accrual  status  established by regulatory  authorities.  No interest is take into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower  demonstrates the ability to pay and remain current,  or the loan becomes well secured  and is in the  process  of  collection.  The gross  interest  income  that would  have been  recorded  in 2000 for non-accrual loans at December 31,1999 had the loans been current in accordance with their original terms was $197. See Note
         1 to the consolidated financial statements. The Bank charges loans against the allowance for loan losses when it determines that  principal and interest or portions  thereof  become  uncollectible.  This is  determined  through an analysis of each individual credit,  including the financial condition and repayment capacity of the borrower, and of the sufficiency of the collateral, if any.

     Non-performing assets at year-end 2000 were $2,392, a decrease of $967 or 29% from year-end 1999. The decrease was primarily attributable to Management's continued review of the loan portfolio and in light of developments and improvements in individual loans since December 31, 1999. Non-accrual loans totaled $1,733 for year-end 2000 and consisted of $1,615 in real estate loans and $118 in commercial loans. This represented a decrease of $1,086 or 38% from year-end 1999. As of December 31, 2000, loans past due 90 days or more and still accruing totaled $659, an increase of $384 or 140%. At year-end 2000, non-performing assets represented 11% of total capital compared to 19% at year-end 1999. Additionally, at year-end 2000, non-performing assets and loans with possible credit problems totaled $9,669 or 44% of total capital compared to $9,946 or 57% at year-end 1999.

     At December 31, 2000, there were $7,277 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. Included in the total are twenty-one loans, totaling $6,788, fully collateralized by real estate, four of which represent $3,497 of the total. The remaining $489 consists of six commercial loans, one at $297, secured primarily by accounts receivable and various business equipment.

         Deposits, Other Sources of Funds and Liquidity- Deposits are generally the most important source of the Company's funds for lending, investing, and other business purposes. Deposit inflows and outflows are significantly influenced by general interest rates, market conditions, and competitive factors. Total deposits decreased by $9,527 or 4%, from December 31, 1999 to December 31, 2000.

         During 1997, the Company began raising funds by selling securities under agreements to repurchase. These fixed coupon overnight agreements are accounted for as financing transactions, and the obligations to repurchase the securities are reflected as a liability in the consolidated balance sheet. At December 31, 2000, $41,133 of repurchase agreements with an average rate of 5.40% were outstanding.

         In connection with the series of transaction with the RTC, the Company borrowed $1,000 from the RTC. These funds were contributed to the capital of the Bank. For additional information regarding this borrowing refer to Note 8 to the consolidated financial statements.

         The Company's principal sources of funds are deposits, repayments and maturities of loans and securities, proceeds from the sale of securities and funds provided by operations. The Company's sources and uses of cash for the years ended December 31, 2000 and 1999 are presented in the consolidated statement of cash flows. The Company anticipates that it will have sufficient funds available to meet current and future commitments.

 TABLE 12. TIME DEPOSIT MATURITY SCHEDULE

         Table 12 presents certain information related to the Company's time deposits.

                                                                              At December 31, 2000
                                                ------------------------------------------------------------------------------
                                                                             (dollars in thousands)
                                                3 Months or Less    4 to 6 Months   7 to 12 Months   Over 12 Months     Total
Time certificates of deposit of $100M or more   $          2,995    $       4,331   $        1,752   $        4,635    $13,713
Time certificates of deposit less than $100M              11,026            8,810            8,900            4,132     32,868
                                                ----------------    -------------   --------------   --------------    -------
Total (1)                                                $14,021          $13,141          $10,652          $ 8,767    $46,581

1) Excludes $7,836 in money market demand deposits.

         Shareholder's Equity and Other Matters - The payment of dividends by the Company depends largely upon the ability of the Bank to declare and pay dividends to the Company, as the principal source of the Company's revenue is dividends paid by the Bank. Future dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank. Refer to Note 9 to the consolidated financial statements for additional information related to the Company's dividend paying authority.

         The Company and the Bank are subject to certain regulatory capital requirements. Management believes, as of December 31, 2000, that the Company and the Bank meet all the capital adequacy requirements to which they are subject. As of December 31, 2000, the most recent notification from the Office of the Comptroller of Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Refer to Note 10 to the consolidated financial statements for additional related to regulatory capital requirements.

         Effect of Inflation - The consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States which require the measurement of financial position and results of operations in terms of historical dollars (except investment securities) without considering the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. In the current interest rate environment, liquidity, maturity structure, and quality of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

         Formal Agreement with the OCC. On August 25, 1998, the Bank entered into a Formal Agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "OCC"). The Agreement requires the Bank to undertake certain actions within designated timeframes from the date the agreement was entered into, and to operate in compliance with the provisions thereof during its term. See Item 1 for additional information regarding the Formal Agreement.

ITEM 7. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of IBW Financial Corporation and subsidiary
4812 Georgia Avenue, NW
Washington, DC 20011

We have audited the accompanying consolidated balance sheets of IBW Financial Corporation and subsidiary (the "Company") as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, at December 31, 2000, IBW Financial Corporation's subsidiary, the Industrial Bank, National Association, is operating under a formal agreement with the Office of the Comptroller of the Currency (the "OCC") dated August 25,1998, that requires it to meet certain prescribed actions in accordance with OCC specified deadlines.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IBW Financial Corporation and subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principals generally accepted in the United States.

/s/  Stegman & Company

Baltimore, Maryland
January 22, 2001

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                                        2000                1999
ASSETS
    Cash and cash equivalents:
       Cash and due from banks                                                                        $  10,896           $  13,733
        Federal funds sold                                                                                   --               1,700
                                                                                                      ---------           ---------

                      Total cash and cash equivalents                                                    10,896              15,433
                                                                                                      ---------           ---------

   Interest-bearing deposits in other banks                                                               1,305                 988

   Securities available-for-sale, at fair value                                                         121,842             137,970

   Loans receivable - net of allowance for loan losses
     of $3,580 and $4,272                                                                               128,047             102,998
   Other real estate owned - net                                                                             --                 265
   Bank premises and equipment - net                                                                      2,073               2,389
   Accrued interest receivable                                                                            2,010               1,665
   Deferred income taxes                                                                                    553               2,235
   Other assets                                                                                           1,320               1,251
                                                                                                      ---------           ---------
                     Total Assets                                                                     $ 268,046           $ 265,194
                                                                                                      =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    Noninterest bearing deposits                                                                      $  63,207           $  60,739
    Interest bearing deposits                                                                           139,740             151,735
                                                                                                      ---------           ---------

                      Total deposits                                                                    202,947             212,474

    Short term borrowings                                                                                42,033              33,733
    Other liabilities                                                                                       930               1,496
                                                                                                      ---------           ---------

                      Total liabilities                                                                 245,910             247,703

Shareholders' Equity:
     Preferred stock - $1 par value; 1,000,000 (500,000 voting and
        500,000 nonvoting) authorized; 20,000 Series A nonvoting                                            500                 500
        issued and outstanding, stated at liquidation value
    Common stock - $1 par value; 1,000,000 shares authorized;
       668,360 issued and outstanding                                                                       668                 668
    Capital surplus                                                                                       5,051               5,051
    Retained earnings                                                                                    14,770              13,034
    Accumulated other comprehensive income                                                                1,147              (1,762)
                                                                                                      ---------           ---------

                      Total shareholders' equity                                                         22,136              17,491
                                                                                                      ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                            $ 268,046           $ 265,194
                                                                                                      =========           =========


See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                                        2000                 1999
INTEREST INCOME:
    Interest and fees on loans                                                                        $ 10,676             $  9,115
    U.S. Treasury securities                                                                                63                   90
    Obligations of U.S. Government agencies and corporations                                             2,377                2,886
    Collateralized mortgage obligations                                                                  4,775                4,283
    Obligations of states and political subdivisions                                                     1,053                  694
    Bank balances and other securities                                                                     141                   99
    Federal funds sold                                                                                     166                  613
                                                                                                      --------             --------

                      Total interest income                                                             19,251               17,780
                                                                                                      --------             --------

INTEREST EXPENSE:
    Time certificates over $100,000                                                                        654                  844
    Other savings and time deposits                                                                      3,270                3,656
    Short term borrowings                                                                                2,292                1,409
                                                                                                      --------             --------

                      Total interest expense                                                             6,216                5,909
                                                                                                      --------             --------

NET INTEREST INCOME                                                                                     13,035               11,871
                                                                                                      --------             --------

(REVERSAL OF) PROVISION FOR LOAN LOSSES                                                                   (259)                  --
                                                                                                      --------             --------

NET INTEREST INCOME AFTER (REVERSAL OF) PROVISION FOR LOAN LOSSES                                       13,294               11,871
                                                                                                      --------             --------

NONINTEREST INCOME:
    Service charges on deposit and checking accounts                                                     2,710                2,620
    Other fee income                                                                                     1,086                  852
    Loss on sales of investment securities                                                                (200)                (221)
    Other income                                                                                           189                  168
                                                                                                      --------             --------

                      Total noninterest income                                                           3,785                3,419
                                                                                                      --------             --------

NONINTEREST EXPENSE:
    Salaries and employee benefits                                                                       8,122                6,979
    Occupancy                                                                                              719                  755
    Furniture and equipment                                                                              1,010                  788
    Data processing                                                                                        785                  703
    Advertising                                                                                            259                  164
    Other                                                                                                3,378                3,662
                                                                                                      --------             --------

                      Total noninterest expense                                                         14,273               13,051
                                                                                                      --------             --------

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                                         $  2,806                 $  2,239

INCOME TAX PROVISION                                                                                    644                      543
                                                                                                   --------                 --------

NET INCOME                                                                                         $  2,162                 $  1,696
                                                                                                   ========                 ========

BASIC AND DILUTED NET INCOME PER COMMON SHARE                                                      $   3.20                 $   2.50
                                                                                                   ========                 ========


WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                                                       668,360                  668,360
                                                                                                   ========                 ========

See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
--------------------------------------------------------------------------------

                                                                                                            ACCUMULATED
                                                                                                               OTHER
                                                          PREFERRED     COMMON       CAPITAL    RETAINED   COMPREHENSIVE
                                                            STOCK       STOCK        SURPLUS    EARNINGS       INCOME       TOTAL
BALANCE, JANUARY 1, 1999                                  $    500     $    668     $  5,051    $ 11,463      $    235     $ 17,917

   Net income                                                   --           --           --       1,696            --        1,696
   Other comprehensive income, net of tax
     (unrealized gains on securities                            --           --           --                        --
     available-for-sale of $2,088, net of
      reclassification adjustment for gains
      of $91 included in net income)                            --           --           --          --        (1,997)      (1,997)
                                                                                                                           --------

          Total comprehensive income (loss)                     --           --           --          --            --         (301)

Cash dividends paid:
    Preferred stock $1.25 per share                                                                  (25)                       (25)
     Common stock $0.15 per share                               --           --           --        (100)           --         (100)
                                                          --------     --------     --------    --------      --------     --------

BALANCE, DECEMBER 31, 1999                                     500          668        5,051      13,034        (1,762)      17,491

   Net income                                                                                      2,162            --        2,162
   Other comprehensive income, net of tax
     (unrealized losses on securities
     available-for-sale of $3,040, net of
      reclassification adjustment for losses                    --           --           --                        --           --
      of $131 included in net income)                                                                            2,909        2,909
                                                                                                                           --------

          Total comprehensive income                                                                                          5,071

Cash dividends paid:
    Preferred stock $1.25 per share                                                                  (25)                       (25)
     Common stock $0.60 per share                               --           --           --        (401)           --         (401)
                                                          --------     --------     --------    --------      --------     --------

BALANCE, DECEMBER 31, 2000                                $    500     $    668     $  5,051    $ 14,770      $  1,147     $ 22,136
                                                          ========     ========     ========    ========      ========     ========

See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                         2000                 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                         $  2,162            $  1,696
    Adjustments to reconcile net income
         to net cash provided by operating activities:
        Depreciation                                                                                        431                 404
        Amortization of goodwill and intangibles                                                            161                 162
        (Reversal of) Provision for loan losses                                                            (259)                 --
        Deferred income taxes                                                                               186                  48
        Accretion/amortization of premium                                                                   327               1,151
        (Gain) loss on sale of real estate owned                                                             (1)                  8
        Loss on sale of investment securities                                                               200                 221
        (Reversal) Provision for loss on real estate owned                                                   --                 108
        Interest capitalized on securities                                                                   --                (390)
        (Increase) Decrease in accrued interest receivable                                                 (345)                259
        (Increase) Decrease in other assets                                                                (426)                350
        (Decrease) increase in accrued expenses and other liabilities                                      (566)                173
                                                                                                       --------            --------

                      Net cash provided by operating activities                                           1,870               4,190
                                                                                                       --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from principal payments on securities available-for-sale                                    12,864              25,453
    Proceeds from maturities of investment securities available-for-sale                                 12,646              26,008
    Proceeds from sale of investment securities available-for-sale                                       20,997              33,483
    Purchase of investment securities available-for-sale                                                (26,304)            (95,541)
    Net increase in interest-bearing deposits in banks                                                     (317)               (583)
    Net (increase) decrease in loans                                                                    (24,790)              1,471
    Additions to bank premises and equipment, net                                                          (116)               (251)
    Proceeds from sale of real estate owned                                                                 266                 144
                                                                                                       --------            --------

                      Net cash used in investing activities                                              (4,754)             (9,816)
                                                                                                       --------            --------


See notes to consolidated financial statements

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                       2000                  1999
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net decrease in deposits                                                                         $ (9,527)             $(11,653)
    Net increase in short term borrowings                                                               8,300                 7,122
    Dividends paid                                                                                       (426)                 (125)
                                                                                                     --------              --------

                       Net cash used in financing activities                                           (1,653)               (4,656)
                                                                                                     --------              --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                              (4,537)              (10,282)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                                         15,433                25,715
                                                                                                     --------              --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                                             $ 10,896              $ 15,433
                                                                                                     --------              --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

        Income taxes                                                                                 $    591              $    125
                                                                                                     --------              --------

        Interest                                                                                     $  6,168              $  5,995
                                                                                                     --------              --------

NON CASH TRANSACTIONS:

        Transfers of loans to other real estate owned                                                $     --              $     40
                                                                                                     --------              --------


See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IBW Financial Corporation (the "Corporation") is a one bank holding company for its wholly owned subsidiary, Industrial Bank, National Association (the "Bank"). The accounting and reporting policies of IBW Financial Corporation and subsidiary (the "Company") conform to accounting principles generally accepted in the United States and prevailing practices within the banking industry. The following summarizes the significant accounting policies.

Consolidation - The consolidated financial statements include the accounts of the Corporation and the Bank. All significant inter-company transactions and balances have been eliminated.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, there are inherent risks and uncertainties related to the operation of a financial institution, such as credit and interest rate risk. The possibility exists that because of changing economic conditions, unforeseen changes could occur and have an adverse effect on the Company's financial position.

Investment Securities - The Company may segregate its investment securities into the following three categories: trading, held-to-maturity, and available-for-sale. Trading securities are purchased and held principally for the purpose of reselling them within a short period of time. Their unrealized gains and losses are included in earnings. Securities classified as held-to-maturity are accounted for at amortized cost, and require the Company to have both the positive intent and ability to hold these securities to maturity. Securities not classified as either trading or held-to-maturity are considered to be available-for-sale. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported, net of deferred taxes, as accumulated other comprehensive income, a separate component of shareholders' equity. Realized gains or losses on the sale of investment securities are reported in earnings and determined using the adjusted cost of the specific security sold.

Loans - Loans are reported at the principal amount outstanding net of deferred fees and costs and the allowance for possible loan losses. Interest on loans is accrued at the contractual rate based upon the principal amount outstanding. Loan fees and related direct loan origination costs are deferred and recognized over the life of the loan as an adjustment to the yield of the loan as part of interest income. Loans are placed on non-accrual status when management deems the collectibility of interest is doubtful. Interest ultimately collected is recorded in the period received. Accruals are resumed on loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loan is estimated to be fully collectible as to both principal and interest.

Allowance for Loan Losses - The allowance for loan losses is maintained at a level believed by management to be adequate to provide for known and inherent risks in the loan portfolio and commitments to extend credit. The Company's policy for determination of the adequacy of the allowance is based on an evaluation of past loan loss experience; current economic conditions; volume, growth, and composition of the loan portfolio; and other relevant factors. The allowance is increased by provisions for loan losses charged against income and recoveries and reduced by charge-offs. The Company's policy measuring impairment on impaired loans is based on the fair value of the collateral. The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's policy considers all current information, including the borrower's ability to repay, the fair value of the collateral, and other pertinent information in determining if a loan is impaired. The Company generally considers residential real estate loans and installment loans to be smaller balance homogenous loans, which are aggregated and collectively evaluated for measurement of impairment. The amount of loan losses the Company may ultimately realize could differ from these estimates.

The allowance for loan losses consists of an allocated component and an unallocated component. The components of allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies", or SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". The allocated component of the allowance for credit losses reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for credit losses also includes management's determination of the amounts necessary for concentrations and changes in portfolio mix and volume.

The unallocated portion of the allowance is determined based on management's assessment of general economic conditions, as well as specific economic factors in the individual markets in which the Company operates. This determination inherently involves a higher risk of uncertainty and considers current risk factors that may not have yet manifested themselves in the Company's historical loss factors used to determine the allocated component of the allowance and it recognizes knowledge of the portfolio may be incomplete.

Bank Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Depreciation is charged to operations on a straight-line basis over the estimated useful lives of assets which range from approximately three to forty years.

Other Real Estate Owned - Other real estate owned represents properties acquired through foreclosures or other proceedings in satisfaction of indebtedness. At the date of acquisition such property is recorded at the lower of cost or fair value. Subsequent to acquisition, the property is carried at the lower of the fair value, less estimated costs to sell, or its new cost basis. Write-downs to fair value, less estimated costs to sell, at the date of acquisition are charged to the allowance for losses. Declines in fair value, operating expenses, and gains or losses on the disposition of other real estate are reported in non interest expense. The amounts the Company will ultimately realize on disposition of these properties could differ from management's current estimates.

Earnings Per Share ("EPS") - Net income available to common shareholders is adjusted to give effect for dividends on preferred stock. Net income available to common shareholders for basic and diluted EPS purposes is $2,137 and $1,671 for the years ended December 31, 2000 and 1999 respectively. Earnings per share is computed based on the weighted average number of common shares outstanding during the year (668,360 for both 2000 and 1999). Basic and diluted EPS are the same, as the Corporation had no dilutive common stock equivalents outstanding as of December 31, 2000 or 1999 and for the years then ended.

Income  Taxes  -  The  Corporation  and  its  wholly  owned  subsidiary  file  a consolidated federal income tax return. Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

Intangibles - At December 31, 2000 and 1999, other assets included goodwill of $463, and $517, net of accumulated amortization of $358,and $304, and core deposit intangibles of $154, and $260, net of accumulated amortization of $696, and $590, respectively. Goodwill is being amortized over fifteen years and the core deposit intangibles over eight years, both on the straight-line basis.

Statement of Cash Flows - For purposes of the consolidated statement of cash flows, cash equivalents are highly liquid investments with original maturities of three months or less. Included in cash and due from banks were required deposits at the Federal Reserve Bank of $5,500 and $6,564, at December 31, 2000 and 1999, respectively.

New Accounting Pronouncements - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings.

The Company adopted the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adopting the provisions of this statement did not have any effect on the Company's financial position, results of operations and cash flows.

Reclassifications - Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2000 presentation.

2.       FORMAL AGREEMENT

On August 25, 1998, the Bank entered into a Formal Agreement (the "Agreement") with the Office of the Comptroller of the Currency (the OCC). The Agreement requires the Bank to undertake certain actions within designated timeframes from the date the Agreement was entered into, and to operate in compliance with the provisions thereof during its term.

Among the actions required by the Agreement are the following: (i) Within thirty days, the Bank shall employ an independent management consultant to perform a study of the Bank's management structure and staffing requirements, including a report identifying staffing requirements, job descriptions and evaluations for senior officers, and evaluating organizational structure. The Board of Directors (the Board) is required to adopt within thirty days of the receipt of the report, a plan to eliminate any deficiencies in management, staffing, or supervision of management; (ii) The Board is required to take steps to obtain current and satisfactory credit information on loans without such information, and to insure that proper collateral documentation is maintained. Management may not grant, renew, alter, restructure or extend a loan without proper documentation and analysis of credit, purpose and anticipated source of repayment. In absence of such information, such loans may be made only upon certification of a majority of the Board why obtaining such information would be detrimental to the best interest of the Bank; (iii) Within thirty days the Board shall adopt a written program to eliminate the basis of criticism for assets rated "doubtful", "substandard" or "other assets especially mentioned;" (iv) Within thirty days the Board shall establish a loan review system to assure timely identification and categorization of problem credits and implement a process to insure the loan review function is independent; (v) Within sixty days the Board shall review and revise the Bank's loan policy based upon the guidance on Loan Portfolio Management in the Comptroller's Manual for National Bank Examiners. Within thirty days thereafter, the Board shall develop a process to ensure accountability for lending personnel; (vi) The Board shall notify the Assistant Deputy Comptroller before all loan sales; (vii) Within sixty days, the Board shall develop a written program to improve and strengthen collection efforts; (viii) Within ninety days the Board shall develop a profit plan to improve and sustain the Bank's earnings; (ix) Within 120 days, the Board shall adopt and implement a strategic plan for the Bank covering at least three years, including objectives for earnings performance, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of non-performing assets, product line development and market segments intended to be developed, together with strategies to achieve those objectives; (x) The Board shall take all steps necessary to correct any violation of law, rule or regulation cited in any report of examination; (xi) Within thirty days the Bank shall submit a revised written project plan with respect to Year 2000 compliance of the Bank's information and environmental systems, including a testing plan and, within sixty days, a remediation contingency plan in the event any systems are not compliant by the date set forth in the plan.

Compliance with the Agreement is to be monitored by a committee (the "Committee") of at least three directors, none of whom is an employee of the Bank or a family member of an employee. The Committee, presently composed of four directors, is required to submit written progress reports on a monthly basis. The Agreement requires the Bank to make periodic reports and filings with the OCC.

The Agreement does not contain any capital directive or other requirement that the Bank increase its capital, or maintain a minimum level of capital in excess of generally applicable regulatory capital requirements.

As of January 22, 2001, the Bank has submitted to the OCC all of the written plans, policies and other information required by the Agreement, and all revisions requested by the OCC, although certain submissions were made outside of the time limits required by the Agreement.

There can be no assurance that the Bank's regulators will deem the Bank to be compliant under the Agreement, or that they will not require additional compliance efforts. Failure to comply with the provisions of the Agreement could subject the Bank and its directors to additional enforcement actions, including but not limited to a cease and desist order, a safety and soundness order or civil money penalties. If the directors of the Bank become subject to civil money penalties or other actions, the Company or the Bank may be obligated to indemnify such directors.

3.       INVESTMENT SECURITIES

At December 31, 2000 and 1999, the amortized cost and approximate fair value of securities available-for-sale were as follows (in thousands):

                                                                                        DECEMBER 31, 2000
                                                           -------------------------------------------------------------------------
                                                              AMORTIZED          UNREALIZED           UNREALIZED          ESTIMATED
                                                                 COST               GAINS               LOSSES            FAIR VALUE
U.S. Treasury Notes                                            $    999            $     --            $     (1)          $    998
U.S. Government Agencies                                         30,192               1,028                 (49)            31,171

Mortgage-Backed Securities:
    Pass-through securities:
        Guaranteed by GNMA                                           19                   1                  --                 20
        Issued by FNMA and FHLMC                                      5                  --                  --                  5

Collateralized Mortgage Obligations:
        Collateralized by FNMA, FHLMC and
            GNMA mortgage-backed securities                      66,289                 388                (323)            66,354

Securities issued by states and political subdivision:
        General obligations                                      13,232                 339                 (42)            13,529
        Revenue obligations                                       5,509                 263                 (18)             5,754
        Taxable obligations                                       2,477                 137                  --              2,614

Equity Securities                                                 1,380                  17                  --              1,397
                                                               --------            --------            --------           --------

TOTAL                                                          $120,102            $  2,173            $   (433)           121,842
                                                               ========            ========            ========           ========

Weighted average interest rate                                     6.99%
                                                               ========

The following is a summary of the amortized cost and estimated fair value of investment securities available-for-sale by contractual maturity as of December 31, 2000. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

                                                                                                       DECEMBER 31, 2000
                                                                                            ----------------------------------------
                                                                                                                         ESTIMATED
                                                                                              AMORTIZED                    FAIR
                                                                                                 COST                      VALUE
Due in one year or less                                                                        $    999                   $    998
Due after one year through five years                                                            22,311                     22,734
Due five through ten years                                                                       11,738                     12,449
Due after ten years                                                                              18,741                     19,282
Pass through securities                                                                              24                         25
Collateralized mortgage obligations                                                              66,289                     66,354
                                                                                               --------                   --------

Total                                                                                          $120,102                   $121,842
                                                                                               ========                   ========

Proceeds from the sale of securities available-for-sale were $24,381 and $33,483 for the year ended December 31, 2000 and 1999, respectively, and resulted in realized losses of $220 for 2000 and $221 for 2000 and 1999 respectively.

Securities of $3,613 and $4,757 at December 31, 2000 and 1999, were pledged as collateral for public deposits and for other purposes required by law. At December 31, 2000 and 1999, the carrying value of securities underlying repurchase agreements was $63,369 and $33,940, respectively.

4.       LOANS RECEIVABLE

Loans receivable consist of the following (in thousands) at December 31:

                                                                                                      2000                    1999
Real estate loans:
    Collateralized by residential property:
        First mortgages                                                                             $ 55,304                $ 50,748
        Second mortgages                                                                               1,307                   2,078
    Collateralized by non-residential properties                                                      58,772                  40,125
Commercial                                                                                            10,958                  10,046
Installment                                                                                            5,993                   4,803
                                                                                                    --------                --------

     Total                                                                                           132,334                 107,800

Less:
    Deferred fees and costs, net                                                                         707                     530
    Allowance for loan losses                                                                          3,580                   4,272
                                                                                                    --------                --------

Net loans                                                                                           $128,047                $102,998
                                                                                                    ========                ========

Major loan concentrations are as follows (in thousands):

                                                             2000          1999
Church loans collateralized by real estate                 $16,020       $12,786
Installment loans to churches                                   51            36
Commercial loans to churches                                   710           240
                                                           -------       -------
Total loans to churches                                    $16,781       $13,062
                                                           =======       =======

Substantially all of the Bank's loans have been made to borrowers within the Washington, DC metropolitan area. Accordingly, the ability of the Bank's borrowers to repay their loans is dependent upon the economy in the Washington, DC metropolitan area.

A summary of transactions in the allowance for loan losses is as follows (in thousands) at December 31:

                                                              2000        1999
Balance, beginning of year                                  $ 4,272     $ 4,700

           (Reversal of ) Provision for loan losses            (259)         --
           Recoveries                                           317         386
           Charge-offs                                         (750)       (814)
                                                            -------     -------

Balance, end of year                                        $ 3,580     $ 4,272
                                                            =======     =======

At December 31, 2000 and 1999, loans that were considered to be impaired totaled $1,350 and $2,819, respectively. The related allowance allocated to impaired loans was $318 and $1,520 at December 31, 2000 and 1999, respectively. The average balance of impaired loans for the years ended December 31, 2000 and 1999 was $2,187 and $3,934, respectively. Interest income that was not recorded on impaired loans for the years ended December 31, 2000 and 1999, was $197 and $274, respectively.

5.       BANK PREMISES AND EQUIPMENT

The major categories of bank premises and equipment are as follows (in thousands):

                                                          2000            1999
Bank premises                                           $ 2,389         $ 2,389
Furniture, fixtures, and equipment                        3,645           3,530
                                                        -------         -------

TOTAL                                                   $ 6,034         $ 5,919

Less accumulated depreciation                            (3,961)         (3,530)
                                                        -------         -------

Bank premises and equipment, net                        $ 2,073         $ 2,389
                                                        =======         =======

Depreciation expense for the years ended December 31, 2000 and 1999 is $431 and $404, respectively.

6.       DEPOSITS

Deposits consist of the following (in thousands) at December 31, 2000:

                                                                       DEMAND           SAVINGS             TIME             TOTAL
Individuals, partnerships, and corporations                           $ 59,837          $ 85,323          $ 51,894          $197,054
U.S. government                                                             82                --             2,190             2,272
States and political subdivisions                                           --                --               333               333
Certified and official checks                                            3,288                --                --             3,288
                                                                      --------          --------          --------          --------

Total                                                                 $ 63,207          $ 85,323          $ 54,417          $202,947
                                                                      ========          ========          ========          ========

Weighted average interest rate                                                              1.75%             4.45%
                                                                                        ========          ========

Deposits consist of the following (in thousands) at December 31, 1999:

                                                                       DEMAND           SAVINGS             TIME              TOTAL
Individuals, partnerships, and corporations                           $ 57,537          $ 90,567          $ 58,744          $206,848
U.S. Government                                                             62                --             2,095             2,157
States and political subdivisions                                           --                --               329               329
Certified and official checks                                            3,140                --                --             3,140
                                                                      --------          --------          --------          --------

Total                                                                 $ 60,739          $ 90,567          $ 61,168          $212,474
                                                                      ========          ========          ========          ========

Weighted average interest rate                                                              1.69%             3.76%
                                                                                        ========          ========

Demand deposits represent non-interest-bearing deposit accounts. Individual certificates of deposit of $100 or more at December 31, 2000 and 1999, totaling $13,713 and $16,329, respectively, are included in time deposits. The bank has no brokered deposits.

At December 31, 2000, the scheduled maturities of Time Deposits are as follows (in thousands):

                                                                AVERAGE RATE
2001                                            $45,651             4.46%
2002                                              2,686             4.93%
2003                                              4,072             4.32%
2004                                              2,008             3.81%
                                                -------
                                                $54,417
                                                =======

7.       SHORT-TERM BORROWINGS

At December 31, 2000 and 1999, securities sold under agreements to repurchase were $41,133 and $32,733 respectively. These are fixed coupon agreements that are treated as financing transactions, and the obligations to repurchase are reflected as a liability in the consolidated balance sheets. The amount of the securities underlying the Agreements remains in the asset account. The securities are held in a segregated account by the Company's custodian. The securities underlying the repurchase agreements at December 31, 2000 and 1999 had a fair value of $63,369 and $33,940, respectively. All outstanding repurchase agreements at December 31, 2000 and 1999 matured on January 1, 2000 and 1999, respectively. The outstanding repurchase agreements had an average interest rate of

5.40% and 2.45% at December 31, 2000 and 1999, respectively. The average balance and the average interest rate for the year ended December 31, 2000 and 1999 were $39,176 and 5.30% and $34,787 and 3.91%, respectively. For 1999, short-term borrowings include the $1,000 note payable and was paid on July 3, 2000.

The company has a line of credit arrangement with the Federal Home Loan Bank of Atlanta (the "FHLB") under which it may borrow up to $25,000 at interest rates based upon current market conditions, of which $900 was outstanding at December 31, 2000. The Company has pledged, under a blanket lien, all qualifying residential mortgage loans as collateral under the borrowing agreement with the FHLB.

8.       NOTE PAYABLE

In connection with the acquisition/assumption of certain Resolution Trust Corporation ("RTC") assets and liabilities in 1994, the Corporation and the Bank executed an Interim Capital Assistance Agreement ("RTC Agreement") with the RTC. In accordance with the provisions of the Agreement and the related Promissory Note, the Corporation borrowed $1,000 from the RTC. As required by the RTC Agreement, the Corporation invested all the proceeds in the Bank. The Corporation pledged to the RTC all the issued and outstanding shares of capital stock of the Bank to secure the Promissory Note. The note accrued interest at a variable rate based on the 13-week U.S. Treasury Bill rate, reset quarterly. The interest rate at December 31, 1999, was 4.49%. The note was repaid on July 3, 2000.

9.       SHAREHOLDERS' EQUITY

Shareholders' equity increased $4,645 or 26% to $22,136 at December 31, 2000 from $17,491 at December 31, 1999. The increase is attributable to an increase of $2,909 in the unrealized gain on available-for-sale securities, net of tax, and an increase in retained earnings of $1,736. Regulations of the OCC place a limit on the amount of dividends the Bank may pay to the Corporation without prior approval. Prior approval of the OCC is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. As of December 31, 2000 the Bank would not need prior approval from OCC unless a declaration of dividends exceeded $2,041.

10.      REGULATORY MATTERS

The Corporation and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheets items as calculated under regulatory accounting practices. The Bank's capital amounts and its classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier 1 Capital, as defined, to average assets, as defined. Management believes, as of December 31, 2000, that the Corporation and Bank meet all the capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk- based, and Tier 1 leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

The Corporation's and the Bank's required and actual capital amounts and ratios at December 31, 2000 and 1999, are set forth in the following table (in thousands):

                                                                                                               TO BE CATEGORIZED AS
                                                                                                              WELL CAPITALIZED UNDER
                                                                                      FOR CAPITAL               PROMPT CORRECTIVE
                                                           ACTUAL                   ADEQUACY PURPOSES           ACTION PROVISIONS
                                                     -------------------           -------------------         -------------------
                                                     AMOUNT        RATIO           AMOUNT        RATIO         AMOUNT        RATIO
As of December 31, 2000
    Total capital
       (to risk-weighted assets):
            Corporation                              $22,070        16.43%         10,746         8.00%           N/A          N/A
            Bank                                      21,880        16.27          10,758         8.00        $13,448        10.00%
    Tier I capital
       (to risk-weighted assets)
            Corporation                               20,367        15.16           5,373         4.00            N/A          N/A
            Bank                                      20,176        15.00           5,379         4.00          8,069         6.00
    Tier I capital
       (to average assets)
            Corporation                               20,367         7.37          11,056         4.00            N/A          N/A
            Bank                                      20,176         7.30          11,051         4.00         13,813         5.00

As of December 31, 1999
    Total capital
       (to risk-weighted assets)
            Corporation                              $19,408        16.80%          9,243         8.00%           N/A          N/A
            Bank                                      19,457        16.81           9,339         8.00        $11,674        10.00%
    Tier I capital
       (to risk-weighted assets)
            Corporation                               17,922        15.52           4,622         4.00            N/A          N/A
            Bank                                      18,135        15.53           4,670         4.00          7,004         6.00
    Tier I capital
       (to average assets)
            Corporation                               17,922         6.61          10,852         4.00            N/A          N/A
            Bank                                      18,135         6.70          10,835         4.00         13,543         5.00

11.      INCOME TAXES

The provision for income taxes consists of the following (in thousands) for the years ended December 31:

                                                        2000           1999
Current:
    Federal income tax                                  $458           $495
    State and local income tax                            --             --
                                                        ----           ----

                                                         458            495

Deferred:
    Federal income tax                                   186             48
                                                        ----           ----

Total                                                   $644           $543
                                                        ====           ====

The components of the deferred tax expense resulting from net temporary differences are as follows (in thousands) for the years ended December 31:

                                                           2000         1999
Depreciation                                              $ (31)       $  16
Provisions for losses on loans and other
    real estate owned                                       302          111
Deferred loan fees                                          (66)         (34)
Other                                                       (19)         (45)
                                                          -----        -----

Total                                                     $ 186        $  48
                                                          =====        =====


The following reconciles the federal statutory income tax rate of 34% to the effective income tax rate (in thousands) for the years ended December 31:

                                                                             2000                              1999
                                                                     AMOUNT         PERCENT           AMOUNT          PERCENT
Federal tax expense at statutory rate                                $ 954            34.0%            $ 761            34.0%
State tax expense, net  of federal tax
   benefit                                                              --               0%               --               0%
Tax-exempt interest                                                   (300)           (10.7)%           (217)           (9.6)%
Other                                                                  (10)           (0.3)%              (1)              0%
                                                                     -----            ----             -----            ----

Total                                                                $ 644            23.0%            $ 543            24.4%
                                                                     =====            ====             =====            ====

The  tax  effects  of  items  comprising  the  Company's   deferred  tax  assets
(liabilities) at December 31, 2000 and 1999 are as follows (in thousands):

                                                                                    2000                    1999
Deferred tax assets:
    Allowance for losses on loans and other real
        estate owned                                                               $   912                $ 1,214
    Deferred loan fees                                                                 263                    197
   Other                                                                                84                     65
Unrealized loss available-for-sale securities                                           --                    911
                                                                                   -------                -------
        Total deferred tax assets                                                    1,259                  2,387
                                                                                   =======                =======

Deferred tax liabilities:
   Unrealized gain on available-for-sale securities                                   (585)                    --
   Depreciation                                                                       (104)                  (135)
   Other                                                                               (17)                   (17)
                                                                                   -------                -------
        Total deferred tax liabilities                                                (706)                  (152)
                                                                                   -------                -------

        Net deferred tax assets                                                    $   553                $ 2,235
                                                                                   =======                =======

12.  PROFIT SHARING PLAN

The Company has a profit sharing plan, qualifying under Section 401(K) of the Internal Revenue Code, for those employees who meet the eligibility requirements set for in the plan. The plan does not require the Company to match the participants' contributions. The Company contributions to the plan were $152 in 2000 and $106 in 1999.

13.      EMPLOYEE STOCK OWNERSHIP PLAN

In 1986, the Bank implemented an Employee Stock Ownership Plan (ESOP) that covers substantially all full-time employees. Annual contributions to the plan are determined by the Company's Board of Directors. Contributions of $87 and $52, were made for 2000 and 1999, respectively. At December 31, 2000 and 1999, the ESOP held 54,720, or 8.2% of the outstanding shares of the Company's common stock.

14.      COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit, which are not shown in the accompanying consolidated financial statements. The Company does not anticipate any material losses as a result of these transactions. At December 31, 2000 and 1999 the Bank had outstanding commitments to fund loans for approximately $27,713 and $16,731, respectively. The Bank also has outstanding standby letters of credit at December 31, 2000 and 1999 in the amount of $387 and $882, respectively. Such commitments and standby letters of credit are subject to the Bank's normal underwriting standards. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At December 31, 2000, the Bank was committed for future minimum annual payments under noncancelable long-term lease agreements for the rental of office space as follows (in thousands):

                  2001                                 $ 293
                  2002                                   152
                  2003                                   141
                  2004                                   131
                  2005                                    94
                                                       -----
                  Total                                $ 811
                                                       =====

Rent expense for the years ended December 31, 2000 and 1999 was $291 and $303, respectively.

15.      ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the fair value of its financial instruments using the following assumptions:

Cash and Cash Equivalents, Interest-Bearing Deposits, Accrued Interest Receivable and Payable, and Repurchase Agreements - The fair value was estimated to equal the carrying value due to the short-term nature of these financial instruments.

Securities - The fair value was estimated based on quoted market prices, dealer quotes and prices obtained from independent pricing services.

Loans - The fair value was estimated by discounting the estimated future cash flows using current rates on loans with similar credit risks and terms. It was assumed that no prepayments would occur due to the short-term nature of the portfolio (five years or less) and based upon the Company's historical experience.

Deposits - The fair value of demand and savings deposits was estimated to equal the carrying value due to the short-term nature of the financial instruments. The fair value of time deposits was estimated by discounting the estimated future cash flows using current rates on time deposits with similar maturities.

Note Payable -The fair value was estimated based on rates currently available to the Bank for borrowings with similar terms and remaining maturities.

Commitments to Fund Loans and Standby Letters of Credit - The majority of the Bank's commitments to grant loans and standby letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the bank and the borrower.

The fair value estimates presented are based on pertinent information available as of December 31, 2000 and 1999. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market transaction. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

(IN THOUSANDS)                                                 DECEMBER 31, 2000                           DECEMBER 31, 1999
                                                         ------------------------------             ------------------------------
                                                           CARRYING            FAIR                     CARRYING             FAIR
                                                             VALUE             VALUE                      VALUE              VALUE
Assets:
    Cash and cash equivalents                              $ 10,896           $ 10,896                   $ 15,433           $ 15,433
    Interest-bearing deposits                                 1,305              1,305                        988                988
    Investment securities                                   121,842            121,842                    137,970            137,970
    Loans                                                   128,047            128,680                    102,998            102,093
    Accrued interest receivable                               2,010              2,010                      1,665              1,665

Liabilities:
    Deposits                                               $202,947           $202,809                   $212,474           $212,477
    Short term borrowings                                    42,033             42,033                     33,733             32,733
    Accrued interest payable                                    484                484                        449                449

16.      RELATED PARTY TRANSACTIONS

In the normal course of banking business, loans are made to officers and directors. At December 31, 2000 and 1999, these loans totaled $449 and $508, respectively.

17.      OTHER EXPENSES

Other expenses in the Consolidated Statements of Operations include the following:

                                                         YEARS ENDED DECEMBER 31
                                                         -----------------------
In thousands                                                2000         1999
                                                           ------       ------
Director fees                                              $  265       $  286
Professional fees                                             306          399
Loan collection and repossession expenses                     391          216
Bank security                                                 320          319
Other                                                       2,096        2,442
                                                           ------       ------

Total Other Expenses                                       $3,378       $3,662
                                                           ======       ======

18.      PARENT COMPANY FINANCIAL INFORMATION

The summarized financial statements of IBW Financial Corporation (parent company only) as of December 31, 2000 and 1999, and for the years ended December 31, 2000 and 1999, follow (in thousands):

                                                            2000          1999
Assets:
    Deposits with subsidiary                              $     10     $    325
    Interest bearing deposits in banks                          --          296
    Securities available-for-sale                              144          144
    Other assets                                                61           61
    Investment in subsidiary - method equity                21,933       17,688
                                                          --------     --------
        Total Assets                                      $ 22,148     $ 18,514
                                                          ========     ========

Liabilities and Shareholders' Equity:
    Liabilities:
        Borrowings                                        $     --     $  1,000
        Other                                                   12           23
                                                          --------     --------
            Total Liabilities                                   12        1,023
                                                          --------     --------

Shareholders' Equity
    Preferred stock                                            500          500
    Common stock                                               668          668
    Capital surplus                                          5,051        5,051
    Retained earnings                                       14,770       13,034
    Accumulated other comprehensive income                   1,147       (1,762)
                                                          --------     --------

            Total Shareholders' Equity                      22,136       17,491
                                                          --------     --------
Total Liabilities and Shareholders' Equity                $ 22,148     $ 18,514
                                                          ========     ========

Statements of Income                                                                         2000                 1999
Dividends from subsidiary and other income                                                  $   841             $   218
Expenses                                                                                         20                  38
                                                                                            -------             -------
Income before undistributed net earnings of subsidiary                                          821                 180
Equity in undistributed net earnings of subsidiary                                            1,341               1,516
                                                                                            -------             -------

Net income                                                                                  $ 2,162             $ 1,696
                                                                                            =======             =======

Statements of Cash Flows

Cash Flows from Operating Activities:
    Net income                                                                              $ 2,162             $ 1,696
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Equity in undistributed net earnings of subsidiary                                   (1,336)             (1,516)
          Other                                                                                 (11)                (15)
                                                                                            -------             -------

                Net cash provided by operating activities                                       815                 165
                                                                                            =======             =======

Cash Flows from Investing Activities:
    Maturity (Purchase) of interest bearing deposits                                            296                 (11)
                                                                                            -------             -------

                Net cash provided by (used in) investing activities                             296                 (11)
                                                                                            -------             -------

Cash Flows from Financing Activities:
    Repayment of short-term borrowings                                                       (1,000)                 --
    Payment of dividends                                                                       (426)               (125)

                Net cash used in financing activities                                        (1,426)               (125)
                                                                                            =======             =======

(Decrease) Increase in Deposits with Subsidiary                                                (315)                 29

Deposits with Subsidiary, Beginning of the Year                                                 325                 296
                                                                                            -------             -------

Deposits with Subsidiary, Ending of the Year                                                $    10             $   325
                                                                                            =======             =======

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

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this Item is incorporated by reference to, the material appearing at pages 4 to 7of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2001.

ITEM 10.  EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to, the material appearing at pages 6 and 7 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to, the material appearing at pages 2 to 3 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to, the material appearing at page 7 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 24, 2001.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

Exhibit No.       Description of Exhibits
-----------       -----------------------
3(a)              Certificate of Incorporation of the Company, as amended (1)
3(b)              Bylaws of the Company (2)
4(a)              Specimen certificate for the common stock, $1 par value, of the Company (3)
4(b)              Designation of the Series A Non-Voting Preferred Stock (4)
11                Statement Regarding Computation of Per Share Earnings
21                Subsidiaries of the Registrant

         The sole  subsidiary of the  Registrant is  Industrial  Bank,  National
         Association, a national banking association organized under the laws of the United States

99                Supplemental Annual Report Materials

-----------------------------

(1)      Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated September 25, 1997.
(2)      Incorporated by reference to Exhibit 2(b) to the Company's Registration Statement on Form 10-SB
(3)      Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form 10-SB
(4)      Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, dated September 25, 1997.

(B)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      IBW FINANCIAL CORPORATION


March 16, 2001                        By:  /s/ B. Doyle Mitchell, Jr.
                                          ---------------------------------
                                          B. Doyle Mitchell, Jr., President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                          POSITION                           DATE

 /s/ Clinton W. Chapman                     Chairman of the Board of Directors          March 16, 2001
------------------------------------
Clinton W. Chapman

 /s/ George S. Windsor                      Vice Chairman of the Board of Directors     March 16, 2001
------------------------------------
George S. Windsor

 /s/ B. Doyle Mitchell, Jr.                 President, Chief Executive Officer          March 16, 2001
------------------------------------        and Director (Principal Executive Officer)
B. Doyle Mitchell, Jr.


 /s/ Massie S. Fleming                      Director                                    March 16, 2001
------------------------------------
Massie S. Fleming

 /s/ Robert R. Hagans                       Director                                    March 16, 2001
------------------------------------
Robert R. Hagans

                                            Secretary and Director                      March __, 2001
------------------------------------
Benjamin L. King


 /s/ Cynthia T. Mitchell                    Director                                    March 16, 2001
------------------------------------
Cynthia T. Mitchell

                                            Director                                    March __, 2001
------------------------------------
Emerson A. Williams


 /s/ Thomas A. Wilson                       Senior Vice President, Treasurer            March 16, 2001
------------------------------------        (Principal Financial and
Thomas A. Wilson, Jr.                       Accounting Officer)