Form 10QSB
period 2001-03-31
IBW FINANCIAL CORP
filed 2001-05-14
CIK 1013274

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


_X_ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 2001.

___ Transition report under Section 13 or 15(d) of the Securities Exchange Act For the transition period from ________ to _______ .

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

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing s requirements for the past 90 days. _X_ Yes ___ No

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30, 2000, there were 668,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

Transitional Small Business Disclosure Format (check one) ___Yes _X_ No

PART  I   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)


                                                                             March 31, 2001    December 31, 2000
                                                                            ------------------------------------
                                                                                   (dollars in thousands)
ASSETS
     Cash and cash equivalents:
     Cash and due from banks                                                    $  9,969             $ 10,896
     Federal funds sold                                                            9,600                   --
                                                                                -----------------------------
         Total cash and cash equivalents                                          19,569               10,896
     Interest-bearing deposits in other banks                                        708                1,305
     Investment securities available-for-sale, at fair value                     121,334              121,842
     Loans held-for-sale                                                          13,487                   --
     Loans receivable, net of allowance
         for loan losses of $3,638 and $3,580                                    119,042              128,047
     Bank premises and equipment, net                                              1,982                2,073
     Accrued interest receivable                                                   1,999                2,010
     Other assets                                                                  3,482                1,873
                                                                                -----------------------------
         TOTAL ASSETS                                                            281,603              268,046
                                                                                =============================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Noninterest-bearing deposits                                               $ 65,692             $ 63,207
     Interest-bearing deposits                                                   142,937              139,740
                                                                                -----------------------------
         Total deposits                                                         $208,629             $202,947
     Short term borrowings                                                        47,677               42,033
     Accrued expenses and other liabilities                                        1,439                  930
                                                                                -----------------------------
         Total liabilities                                                       257,745              245,910
                                                                                -----------------------------
SHAREHOLDERS' EQUITY
     Preferred stock - $1 par value; 1,000,000 authorized
     (500,000 voting and 500,000 nonvoting);
     20,000 series A nonvoting issued and outstanding,
     stated at liquidation value                                                     500                  500
     Common stock - $1 par value; 1,000,000 authorized;
         668,360 shares issued and outstanding                                       668                  668
     Capital surplus                                                               5,051                5,051
     Retained earnings                                                            15,400               14,770
     Accumulated other comprehensive income                                        2,239                1,147
                                                                                -----------------------------
         Total shareholders' equity                                               23,858               22,136
                                                                                -----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $281,603             $268,046
                                                                                =============================


                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31,2000
                                   (UNAUDITED)


                                                                                Three Months Ended March 31
                                                                               ------------------------------
                                                                                  2001                  2000
                                                                               ------------------------------
                                                                                    (dollars in thousands)
INTEREST INCOME:
       Interest and fees on loans                                              $   2,962            $   2,419
       U.S. treasury securities                                                       16                   13
       Obligations of U.S. government agencies and corporations                      545                  557
       Collateralized mortgage obligations                                         1,130                1,268
       Obligations of states and political subdivisions                              294                  237
       Bank balances and other securities                                             31                   36
       Federal funds sold                                                            133                   60
                                                                               ------------------------------
         Total interest income                                                     5,111                4,590
                                                                               ------------------------------
INTEREST EXPENSE:
       Interest-bearing deposits                                                     819                  805
       Time certificates over $100,000                                               181                  164
       Short-term borrowings                                                         554                  376
                                                                               ------------------------------
         Total interest expense                                                    1,554                1,345
                                                                               ------------------------------
NET INTEREST INCOME                                                                3,557                3,245
PROVISION FOR LOAN LOSSES                                                             --                   --
                                                                               ------------------------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                                             3,557                3,245
                                                                               ------------------------------
NONINTEREST INCOME
       Service charges on deposit accounts                                           722                  671
       Other fee income                                                              212                  237
        Loss on sales of investment securities                                       280                   (1)
        Other operating income                                                        46                   44
                                                                               ------------------------------
         Total noninterest income                                                  1,260                  951
                                                                               ------------------------------
NONINTEREST EXPENSE
       Salaries and employee benefits                                              2,078                1,939
       Occupancy                                                                     176                  181
       Furniture and equipment                                                       284                  227
       Data processing                                                               216                  163
       Advertising                                                                    89                   18
       Other expenses                                                                715                  878
                                                                               ------------------------------
         Total noninterest expense                                                 3,558                3,406
                                                                               ------------------------------

INCOME BEFORE INCOME TAXES                                                         1,259                  790

PROVISION FOR INCOME TAXES                                                           388                  194
                                                                               ------------------------------

NET INCOME                                                                     $     871            $     596
                                                                               ==============================

EARNINGS PER COMMON SHARE - Basic and diluted                                  $    1.29            $    0.88
                                                                               ==============================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                       668,360              668,360
                                                                               ==============================


                                 OTHER EXPENSES
 OTHER EXPENSES IN THE CONSOLIDATED STATEMENTS OF INCOME INCLUDE THE FOLLOWING:


                                                            Three Months Ended March 31
                                                            ---------------------------
                                                               2001           2000
                                                            ---------------------------
                                                               (dollars in thousands)

Directors fees                                                 $  42          $  52
Professional fees                                                 86             73
Loan collection and repossession expenses (Recoveries)           (58)           178
Bank security                                                     68             97
Other                                                            577            478
                                                            ---------------------------

TOTAL OTHER EXPENSES                                           $ 715          $ 878
                                                            ===========================


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     ACCUMALATED        TOTAL
                                                        PREFERRED   COMMON            RETAINED  OTHER COMPREHENSIVE STOCKHOLDERS
                                                          STOCK     STOCK   SURPLUS   EARNINGS  INCOME, NET OF TAX    EQUITY
BALANCES, JANUARY  1,  2001                               $ 500     $ 668   $ 5,051   $ 14,770      $  1,147          $ 22,136
                                                                                                                      --------
   Net income                                                --                  --        871            --               871
   Other comprehensive income, net of tax:
     unrealized gain on securities available for sale        --                  --         --         1,092             1,092
                                                                                                                      --------

          Total comprehensive income                         --                  --         --            --             1,963

Cash dividends paid:                                                                                      --                --
    Preferred stock $0.31 per share                                                         (6)                             (6)
     Common stock $0.35 per share                            --        --        --       (235)           --              (235)
                                                          -----     -----   -------   --------      --------          --------

BALANCES AT MARCH 31, 2001                                $ 500     $ 668   $ 5,051   $ 15,400      $  2,239          $ 23,858
                                                          =====     =====   =======   ========      ========          ========

BALANCES AT JANUARY 1, 2000                               $ 500     $ 668   $ 5,051   $ 13,034      $ (1,762)         $ 17,491
                                                                                                                      --------

   Net income                                                                              596                             596
   Other comprehensive income, net of tax:
     unrealized gain on securities available for sale                                                     16                16
                                                                                                                      --------

          Total comprehensive income                                                                                       612

Cash dividends paid:
    Preferred stock $0.31 per share                                                         (6)                             (6)
     Common stock $0.30 per share
                                                             --        --        --       (201)           --              (201)
                                                          -----     -----   -------   --------      --------          --------

BALANCES AT MARCH 31, 2000                                $ 500     $ 668   $ 5,051   $ 13,423      $ (1,746)         $ 17,896
                                                          =====     =====   =======   ========      ========          ========


See notes to consolidated financial statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                   (UNAUDITED)


                                                               Three Months Ended March 31
                                                               ---------------------------
                                                                  2001             2000
                                                               ---------------------------
                                                                 (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                $    871         $    596
     Adjustments to reconcile net income to net cash
         provided by operating activities:
     Depreciation                                                   101              107
     Amortization of goodwill and intangibles                        40               40
     Accretion/amortization of premiums                              98               86
       (Gain) Loss on sale of investment securities                (280)               1
       Decrease (increase) in accrued interest receivable            11             (226)
       Increase in other assets                                  (2,627)            (428)
       Decrease in accrued expenses and other liabilities           509             (477)
                                                               ---------------------------
            Net cash used by operating activities                (1,277)            (301)
                                                               ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from principal payments on securities
        available-for-sale                                        4,620            2,920
     Proceeds from maturities of investment securities
        available-for-sale                                        1,500            4,987
     Proceeds from sales of investment securities
        available-for-sale                                       16,287            3,409
     Purchase of investment securities available-for-sale       (20,339)          (5,776)
     Net decrease in interest-bearing deposits in banks             597              276
     Increase in loans                                           (3,790)          (7,581)
     Additions to bank premises and equipment, net                  (10)             (43)
     Proceeds from sale of real estate owned                         --              265
                                                               ---------------------------
      Net cash used by  investing activities                     (1,135)          (1,543)
                                                               ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                     5,682            1,569
     Net (increase) decrease in short-term borrowings             5,644           (1,319)
     Dividends paid                                                (241)            (207)
                                                               ---------------------------
       Net cash provided by financing activities                 11,085               43
                                                               ---------------------------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                 8,673           (1,801)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   10,896           15,433
                                                               ---------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 19,569         $ 13,632
                                                               ===========================
     Supplemental disclosures of cash flow information
         Income taxes                                          $    300         $    175
         Interest                                              $  1,500         $  1,306
NONCASH TRANSACTIONS:
         Transfers of loans to loans held-for-sale             $ 13,487         $      0


                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consistently, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 2000.

Note B:  PROSPECTIVE ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value of cash flows of both the derivative and hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The Company adopted the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adopting the provisions of this statement had no effect on the Company's financial position, results of operations and cash flows.

Note C: FORMAL AGREEMENT WITH THE OFFICE OF THE COMPTROLLER OF THE CURRENCY
(OCC)

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

Note D:

In the normal course of business, the Company entered into an agreement with Diebold Incorporated ("Diebold") for cash replenishment and other services for some of the Company's offsite ATM's. Diebold subcontracted this ATM cash replenishment service to another company, Tri-State Armored Services, Inc. ("Tri-State") that subsequently filed for bankruptcy protection on March 2, 2001. The assets of the Tri-State have been seized by the Bankruptcy Trustee, including presumably some of the Company's funds that had been wired to the Tri-State as part of the ATM cash replenishment service. The investigation is ongoing and the Company intends to vigorously pursue recovery through all available channels. Pending further proceedings, the Company cannot reasonably estimate the amount of the loss, if any, it may incur as a result of these events. Therefore, no accrual for any potential loss relating to the bankruptcy has been reflected in the accompanying financial statements. The maximum exposure to the Company is $796,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2001 (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED AND PER SHARE AMOUNTS)

Forward looking statements. This discussion contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors, government agencies and other third parties, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statement. The Company does not undertake to update any forward looking statement to reflect occurrences or events which may not have been anticipated as of the date of such statements.

Overview

FINANCIAL

IBW Financial Corporation's net income for the first quarter of 2001 totaled $871, an increase of $275, or 46% from $596 for March 2000. This was the result of an increase in net interest income of $312 and an increase of $309 in non-interest income, offset by an increase of $152 in non-interest expense and an increase of $194 in taxes. The increase in non interest income for the quarter ended march 31, 2001 includes 280 in gains on the sale of securities, as compared to a loss of 1 in the same quarter of 2000. Return on average assets
(ROAA) was 1.25% for the quarter ended March 31, 2001, as compared to 0.90% for the same quarter in 2000, and return on average shareholder's equity (ROAE) was 15.66% and 13.28% for the same periods.

NET INTEREST INCOME

Net interest income (tax equivalent) for the three months ended March 31, 2001 increased $527, or 11% compared to the same period last year. This increase is attributed primarily to an increase in volume and rates for loans, a decrease in volume and an increase in rates for taxable securities, and an increase in volume and a decrease in rates for federal funds sold. The average balance of interest-earning assets for the three-month period ending March 31, 2001 increased $13 million or 5% to $259 million compared to $246 million for the three-month period ended March 31 2000. Additionally, the yield on average interest-earning assets increased by 42 basis points to 8.19% for the three-months ended March 31, 2001 compared to 7.77% for the same period last year. This was offset by the increase in the average interest bearing-liabilities, increasing $6 million to $191 million for the three-month period March 31, 2001, reflecting a 32 basis point increase to 3.29% at March 31, 2001, from 2.94% for the same period last year.

Net loans averaged $127 million during the first quarter of 2001 compared to $107 million of the first quarter of 2001, reflecting an increase of $20 million. Interest and fees on loans increased $543 or 22% to $3.0 million for the three months ended March 31, 2001 compared to $2.4 million for the same period last year. Additionally, the average yield on net loans increased 23 basis points to 9.44% for the three months ended March 31, 2001 compared to 9.21% for the same period last year. The increase in loans largely reflects growth in the commercial real estate sector, which increased from $45 million at March 31, 2000 and $53 million at December 31, 2000 to $54 at March 31, 2001.

Taxable securities averaged $103 million during the first quarter of 2001 compared to $116 million for the first quarter of 2001, reflecting a decrease of $13 million. Interest income from taxable securities decreased $100 or 5% to $1.8 million for the three months ended March 31, 2001 compared to $1.9 million for the same period last year. While the average balance and income decreased, the average yield on taxable securities increased 42 basis points to 6.93% for the three months ended March 31, 2001 compared to 6.51% for the same period last year.

Non-taxable securities averaged $19 million during the first quarter of 2001 compared to $18 million for the first quarter of 2000, reflecting an increase of $1 million. Interest income from non-taxable securities increased $18 thousand or 5% to

$377 thousand for the three months ended March 31, 2001 compared to $359 thousand for the same period last year. The yield on non-taxable securities increase to 8.16% for the three months ended March 31, 2001 compared to 8.11% for the same period last year.

Federal funds sold averaged $10 million during the first quarter of 2001 compared to $4 million for the first quarter of 2001, reflecting an increase of $6 million. Interest income from federal funds sold increased $73 to $133 for the three months ended March 31, 2001 compared to $60 for the same period last year. The yield on federal funds sold decreased 17 basis points to 5.41% for the three months ended March 31, 2001 compared to 5.58% for the same period last year. The decrease in the yield on federal funds sold reflects the decrease in market rates.

Average interest-bearing liabilities increased $6 million or 3% to $191 million for the three months ended March 31, 2001 compared to $185 million for the same period last year. The average cost on interest-bearing liabilities increased 35 basis points to 3.29% for the three months ended March 31, 2001 compared to 2.94% for the same period last year. The increase in average interest-bearing liabilities are centered primarily in short-term borrowings, increasing $17 million to $49 million from $32 million a year ago, offset by a decrease in interest-bearing deposits of $11 million. The cost of short-term borrowings increased $178 to $554 or 47% from $376 a year ago, although the average rate declined 15 basis points to 4.59% from 4.74% for the same period. The average cost of interest-bearing deposits increased $32 to $1 million, up from $968 a year ago, reflecting a increase in the average rate of 29 basis points to 2.85% from 2.56% for the same period a year ago.

The interest rate spread increased 6 basis points to 4.89% at March 2001 from 4.83% at March 2000, and is primarily attributable to higher yields on earning assets increasing faster than the increase in interest-bearing liabilities.

While the Company expects that interest yield and income on the investment portfolio and federal funds sold will be adversely impacted as a result of Federal Reserve action in 2001 reducing market interest rates, particularly short term rates, it expects to benefit from a more rapid repricing at lower rates of its deposit and other liabilities, than loans and other assets.

PROVISION FOR LOAN LOSSES

The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. No provision for loan losses was made during the three months ended March 31, 2001 or for the three month period ended March 31, 2000. Non-performing assets decreased to $1.9 million at March 31, 2001 from $2.4 million at year end 2000, and from 3.5 million at March 31, 2000. Loans with potential credit problems decreased $605 or 8% to $6.7 million at March 31, 2001 from $7.2 million at year-end 2000. See the "Non-Performing Assets" section for additional information related to the Company's allowance for loan losses.

NON-INTEREST INCOME

Non-interest income increased $309, or 32%, to $1,260 for the three months ended March 31, 2001 compared to $951 for March 31, 2000. The increase is attributed primarily to security gains of $280 for the period ending March 31, 2001 compared to a security loss of $1 for the same period last year.

NON-INTEREST EXPENSE

Non-interest expenses increased $152 to $3.6 million for the three month ended March 31, 2001 compared to $3.4 million for the same period last year. The composition of the increase consist of an increase of $139 thousand in salary and employee benefits, an increase in advertising expenses of $71 thousand, an increase of $57 thousand in furniture and equipment, an increase of $53 thousand in data processing expenses, offset by a decrease of $163 thousand in other expenses, and a decrease of $5 thousand in occupancy expenses.

The increase in salary and benefits for the three months ended March 31, 2001 compared to the same period a year ago was due primarily to officer salary adjustments during the second quarter of 2000, normal salary increases in the first quartter of 2001 and additional salary expense and other costs associated with the opening of the Walmart branch in Clinton, Maryland, which occurred in April, 2001.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of 2001 was $388, compared to $194 a year ago due to higher income before taxes. The effective tax rate was 31% and 25% for the quarters ending March 31, 2001 and 2000 respectively. The increase in the effective tax rate is the result of a higher ratio of taxable income to tax exempt income.

FINANCIAL OVERVIEW

Total assets, at $282 million for March 31, 2001 increasing $14 million compared to $268 million at December 31, 2000. The change in the composition of the balance sheet primarily reflects an increase of $8 million in total cash and cash equivalents, an increase of $4.5 million in loans and an increase of $1.6 million in other assets. Total deposits increased $6 million to $209 million, up from $203 million at December 31, 2000. Total shareholders' equity increased $1,722 due to the increase in retained earnings of $630 and an increase in the unrealized gain on available-for-sale securities of $1,092. Preferred stock dividends of $6 and $234 in common stock dividends were declared during the first quarter of 2001.

The carrying value of the Company's securities portfolio at $121 million was basically unchanged from December 31, 2000. This composition reflected a change as U. S. Government Agency securities increased approximately $13 million to $44 million while mortgage-backed securities decreased $13 million to $53 million, from December 31, 2000 to March 31, 2001. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 2.58 years at March 31, 2001, changing very slightly from 2.86 years at December 31, 2000. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. There are no issuers of securities other than governmental securities, whose securities held by the Company, have a book value in excess of 10% of shareholders' equity.

The allowance for loan losses was $3.6 million or 2.7% of total loans at March 31, 2001, virtually unchanged from December 31, 2000. No provision for loan losses was made for either first quarters of 2001 and 2000. Non-performing assets decreased $484 or 20% to $1,908 from $2,392 at year-end 2000. Loans with potential credit problems (excluding non-performing assets) decreased to $6,672 at March 31, 2001 from $7,277 at year-end 2000, representing a decrease of $605 or 8 %. At March 31, 2001 and year-end 2000, non-performing assets represented
 .68% and .89% respectively of total assets.

                AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS


                                           Three Months Ended             Three Months Ended               Year Ended
                                             March 31, 2001                 March 31, 2000              December 31, 2000
                                   ------------------------------------------------------------------------------------------------
                                                                                           Amount                       Amount
                                     Average    Average  Amount Paid   Average    Average  Paid or   Average   Average  Paid or
                                     Balance     Rate     or Earned    Balance     Rate    Earned    Balance    Rate    Earned
                                   ------------------------------------------------------------------------------------------------
                                                                             (dollars in thousands)
ASSETS

Loans, net                          $ 127,200    9.44%     $2,962     $ 106,503    9.21%   $2,419   $ 115,689   9.23%   $10,676
Taxable securities                    102,853    6.93%      1,758       115,678    6.51%    1,858     112,330   6.58%     7,387
Non-taxable securities(2)              18,739    8.16%        377        17,949    8.11%      359      19,359   7.58%     1,467
Federal funds sold                      9,964    5.41%        133         4,358    5.58%       60       2,744   6.05%       166
Interest-bearing deposits held
  with other banks                        759    4.81%          9         1,453    4.47%       16         984   5.49%        54

                                   ------------------------------------------------------------------------------------------------
Total interest-earning assets         259,515    8.19%      5,239       245,941    7.77%    4,712     251,106   7.87%    19,750

Cash and due from banks                13,250                            12,400                        12,919
Bank premises and
  equipment, net                        2,046                             2,377                         2,254
Other assets                            3,531                             5,607                         5,297
                                   ------------                      ------------                  ------------
Total assets                        $ 278,342                         $ 266,325                     $ 271,576
                                   ============                      ============                  ============
LIABILITIES AND
SHAREHOLDERS' EQUITY

Interest-bearing demand deposits    $  33,831    0.91%     $   76     $  30,566    0.56%   $   42   $  27,233   0.55%       151
Savings deposits                       60,163    2.25%        334        61,144    2.27%      342      60,802   2.26%     1,377
Time deposits                          48,349    4.95%        590        61,795    3.83%      584      58,852   4.07%     2,396

                                   ------------------------------------------------------------------------------------------------
Total interest-bearing deposits       142,343    2.85%      1,000       153,505    2.56%       968    146,887   2.67%     3,924
Short-term borrowings                  48,964    4.59%        554        32,139    4.74%       376     42,336   5.41%     2,292

Total interest-bearing liabilities    191,307    3.29%      1,554       185,644    2.94%     1,344    189,223   3.29%     6,216
Noninterest-bearing liabilities        63,574                            61,218                        62,006
Other liabilities                       1,219                             1,510                         1,807
Shareholders' equity                   22,242                            17,953                        18,540
                                   ------------                      ------------                  ------------
Total liabilities and
  shareholders' equity              $ 278,342                         $ 266,325                     $ 271,576
                                   ============                      ============                  ============
NET INTEREST INCOME AND NET
YIELD ON INTEREST-EARNING ASSETS

Net interest income                                        $3,685                            $2,818                     $13,534
                                                          ========                          ========                   =========
Interest rate spread                             4.89%                             4.83%                        4.58%
Net yield on average interest-
  earning assets                                 5.76%                             5.55%                        5.39%
Average interest-earning assets
  to average interest-bearing
  liabilities                                  135.65%                           132.48%                      132.70%



(1) Yields on securities have been computed based upon the historical cost of such securities. Nonaccruing loans are included in average balances.
(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $5,111, and $3,557 for March 31, 2001, $4,590 and $3,245 for March 31, 2000 and $19,251 and $13,035
    for 2000.

                        LOAN LOSS AND RECOVERY EXPERIENCE


                                                                    ---------------------------------------------
                                                                    Three Months Ended             Year Ended
                                                                      March 31, 2001            December 31, 2000
                                                                    ---------------------------------------------
                                                                                (dollars in thousands)
Total outstanding loans at end of period                                 $ 136,867                  $ 132,334
Average amount of loans outstanding                                        127,200                    115,689
Allowance for loan losses
  at beginning of period                                                     3,580                      4,272
Loans charged off:
  Commercial                                                                    --                        611
  Real estate mortgage                                                           6                         83
  Installment loans to individuals                                              85                         56
                                                                    ---------------------------------------------
Total charge-offs                                                               91                        750
                                                                    ---------------------------------------------
Recoveries of loans previously charged-off:
  Commercial                                                                   132                        270
  Real estate mortgage                                                          10                          3
  Installment loans to individuals                                               7                         44
                                                                    ---------------------------------------------
Total recoveries                                                               149                        317
                                                                    ---------------------------------------------
Net charge-offs (recoveries)                                                   (58)                       433
Additions to allowance charged to
operations                                                                      --                       (259)

Allowance (reversal) for loan losses at end of period                        3,638                      3,580
Ratio of net charge-offs during period
  to average outstanding loans during period                                 (0.05)%                     0.37%
Ratio of allowance for possible loan
  losses at period to total loans                                             2.66%                      2.71%



         The following table sets for the allocation of the allowance for loan losses as of the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                    ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                            March 31, 2001 Percent  December 31, 2000  Percent
                                         (dollars in thousands)
        Commercial             $ 2,067      56.82%      $ 1,956         54.64%
        Real estate mortgage       513      14.10%          512         14.30%
        Consumer                   202       5.55%          175          4.89%
        Unallocated                856      23.53%          937         26.17%
                               -----------------------------------------------
        Total                  $ 3,638     100.00%      $ 3,580        100.00%
                               ===============================================

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

                              NON-PERFORMING ASSETS

                                          --------------------------------------
                                            March 31, 2001   December 31, 2000
                                          --------------------------------------
                                                  (dollars in thousands)

Non-accrual loans(1)                          $   1,258           $   1,733
Loans past due 90 days or more
  and still accruing                                650                 659
Foreclosed properties                                --                  --
                                          --------------------------------------
Total                                         $   1,908           $   2,392
                                          ======================================
Non-performing assets to gross loans
  and foreclosed properties at period
  end                                              1.39%               1.81%
Non-performing loans to total loans                1.39%               1.81%
Non-performing assets to total
  assets at period end                             0.68%               0.89%

1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the three months ended March 31, 2001 and the year ended December 31, 2000 for non-accrual loans had the loans been current in accordance with their original terms was $30 and $197, respectively.

At March 31, 2001, there were $6,672 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. This represents a decrease of $605 or 8% from year-end 2000. Included in the total are eighteen loans, totaling $6,183, fully collateralized by real estate, four of which represent $3,714 or 62% of the total. The remaining $489 consists of three commercial loans, one at $297 or 61% of the remaining amount, secured primarily by accounts receivable and various business equipment.

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



IBW FINANCIAL CORPORATION


May 14, 2001                        /s/ B. Doyle Mitchell, Jr.
                                    B. Doyle Mitchell, Jr.


May 14, 2001                        /s/ Thomas A. Wilson, Jr.
                                    Thomas A. Wilson, Jr., Senior Vice President
                                    and Chief Financial and Accounting Officer