Form 10QSB
period 2001-06-30
IBW FINANCIAL CORP
filed 2001-08-13
CIK 1013274

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


      X  Quarterly Report under Section 13 or 15(d) of the Securities
     --- Exchange Act of 1934 for the Quarterly Period ended June 30, 2001.

         Transition report under Section 13 or 15(d) of the Securities
     --- Exchange Act For the transition period from ___________ to _________.


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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file reports), and (2) has
been subject to such filing s requirements for the past 90 days.  X  Yes     No
                                                                -----   -----
         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 31, 2001, there were 668,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

Transitional Small Business Disclosure Format (check one)       Yes   X   No
                                                          -----     -----

PART I  FINANCIAL INFORMATION
        ---------------------

ITEM 1.   FINANCIAL STATEMENTS

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                           June 30, 2001    December 31, 2000
                                                                           ----------------------------------
                                                                                 (dollars in thousands)
ASSETS
     Cash and cash equivalents:
     Cash and due from banks                                                  $ 21,901          $ 10,896
     Federal funds sold                                                          1,500                 -
                                                                           ----------------------------------

         Total cash and cash equivalents                                        23,401            10,896

     Interest-bearing deposits in banks                                            821             1,305
     Investment securities available-for-sale, at fair value                   133,961           121,842
     Loans receivable, net of allowance
         for loan losses of $3,514 and $3,580                                  123,974           128,047
     Bank premises and equipment, net                                            2,042             2,073
     Accrued interest receivable                                                 2,175             2,010
     Other assets                                                                2,409             1,873
                                                                           ----------------------------------
         TOTAL ASSETS                                                          288,783           268,046
                                                                           ==================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Noninterest-bearing deposits                                             $ 72,201          $ 63,207
     Interest-bearing deposits                                                 142,895           139,740
                                                                           ----------------------------------
         Total deposits                                                       $215,096          $202,947
     Short term borrowings                                                      47,687            42,033
       Accrued expenses and other liabilities                                    1,509               930
                                                                           ----------------------------------
         Total liabilities                                                     264,292           245,910
                                                                           ----------------------------------
SHAREHOLDERS' EQUITY
     Preferred stock - $1 par value; 1,000,000 authorized
     (500,000 voting and 500,000 nonvoting);
     20,000 series A nonvoting issued and outstanding,
     stated at liquidation value                                                   500               500
     Common stock - $1 par value; 1,000,000 authorized;
         668,360 shares issued and outstanding                                     668               668
     Capital surplus                                                             5,051             5,051
     Retained earnings                                                          16,073            14,770
     Accumulated other comprehensive income (loss)                               2,199             1,147
                                                                           ----------------------------------
         Total shareholders' equity                                             24,491            22,136
                                                                           ----------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $288,783          $268,046
                                                                           ==================================



See notes to consolidated financial statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (UNAUDITED)

                                                                                 Six Months Ended June 30
                                                                             ------------------------------
                                                                                2001                2000
                                                                             ------------------------------
                                                                                 (dollars in thousands)
INTEREST INCOME:
       Interest and fees on loans                                             $  5,760             $  4,783
       U.S. treasury securities                                                     31                   26
       Obligations of U.S. government agencies and corporations                  1,185                1,120
       Collateralized mortgage obligations                                       2,120                2,440
       Obligations of states and political subdivisions                            599                  476
       Bank balances and other securities                                           63                   72
       Federal funds sold                                                          224                  114
                                                                             ------------------------------
         Total interest income                                                   9,982                9,031
                                                                             ------------------------------
INTEREST EXPENSE:
       Interest-bearing deposits                                                 1,659                  327
       Time certificates over $100,000                                             368                1,616
       Short-term borrowings                                                       982                  878
                                                                             ------------------------------
         Total interest expense                                                  3,009                2,821
                                                                             ------------------------------
NET INTEREST INCOME                                                              6,973                6,210
PROVISION FOR LOAN LOSSES                                                            -                    -
NET INTEREST INCOME AFTER PROVISION                                          ------------------------------
       FOR LOAN LOSSES                                                           6,973                6,210
NONINTEREST INCOME                                                           ------------------------------
       Service charges on deposit and checking accounts                          1,477                1,426
       Other fee income                                                            428                  395
       Gain (loss) on sales of investment securities                               280                   (1)
       Gain on sale of loans                                                       276                 --
        Other operating income                                                      95                   99
                                                                             ------------------------------
         Total noninterest income                                                2,556                1,919
                                                                             ------------------------------
NONINTEREST EXPENSE
       Salaries and employee benefits                                            4,182                3,986
       Occupancy                                                                   380                  370
       Furniture and equipment                                                     581                  477
       Data processing                                                             423                  366
       Advertising                                                                 207                   48
       Other expenses                                                            1,581                1,662
                                                                             ------------------------------
         Total noninterest expense                                               7,354                6,909
                                                                             ------------------------------

INCOME BEFORE INCOME TAXES                                                       2,175                1,220

PROVISION FOR INCOME TAXES                                                         625                  261

                                                                             ------------------------------
NET INCOME                                                                    $  1,550             $    959
                                                                             ==============================

EARNINGS PER COMMON SHARE - Basic and diluted                                 $   2.30             $   1.42
                                                                             ==============================

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                                  668,360              668,360
                                                                             ==============================


See notes to consolidated financial statements

                                 OTHER EXPENSES
 OTHER EXPENSES IN THE CONSOLIDATED STATEMENTS OF INCOME INCLUDE THE FOLLOWING:

                                                                      Six Months Ended June 30
                                                               ----------------------------------------
                                                                   2001                      2000
                                                               ----------------------------------------
                                                                        (dollars in thousands)
Directors fees                                                         $   84                  $   116
Professional fees                                                         186                      133
Loan collection and repossession expenses                                  21                      201
Bank security                                                             122                      174
Other                                                                   1,168                    1,038
                                                               ----------------------------------------

TOTAL OTHER EXPENSES                                                   $1,581                   $1,662
                                                               ========================================


                        IBW FINANCIAL CORPORATION AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF INCOME
                      SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                   (UNAUDITED)

                                                                             Three months Ended June 30
                                                               --------------------------------------------
                                                                          2001                      2000
                                                               --------------------------------------------
                                                                               (dollars in thousands)
INTEREST INCOME:
       Interest and fees on loans                                      $ 2,798                    $  2,364
       U.S. treasury securities                                             15                          13
       Obligations of U.S. government agencies and corporations            640                         563
       Collateralized mortgage obligations                                 990                       1,172
       Obligations of states and political subdivisions                    305                         239
       Bank balances and other securities                                   32                          36
       Federal funds sold                                                   91                          54
                                                               --------------------------------------------
         Total interest income                                           4,871                       4,441
                                                               --------------------------------------------
INTEREST EXPENSE:
       Interest-bearing deposits                                           840                         811
       Time certificates over $100,000                                     187                         163
       Short-term borrowings                                               428                         502
                                                               --------------------------------------------
         Total interest expense                                          1,455                       1,476
                                                               --------------------------------------------
NET INTEREST INCOME                                                      3,416                       2,965
PROVISION FOR LOAN LOSSES                                                    -                           -
                                                               --------------------------------------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                                   3,416                       2,965
                                                               --------------------------------------------
NONINTEREST INCOME
       Service charges on deposit accounts                                 755                         676
     Gain on sale of loans                                                 276                           -
       Other fee income                                                    216                         224
        Other operating income                                              49                          68
                                                               --------------------------------------------
         Total noninterest income                                        1,296                         968
                                                               --------------------------------------------
NONINTEREST EXPENSE
       Salaries and employee benefits                                    2,104                       2,047
       Occupancy                                                           204                         189
       Furniture and equipment                                             297                         250
       Data processing                                                     207                         203
       Advertising                                                         118                          30
       Other expenses                                                      866                         784
                                                               --------------------------------------------
         Total noninterest expense                                       3,796                       3,503
                                                               --------------------------------------------

INCOME BEFORE INCOME TAXES                                                 916                         430

PROVISION FOR INCOME TAXES                                                 237                          67

                                                               --------------------------------------------
NET INCOME                                                             $   679                    $    363
                                                               ============================================

EARNINGS PER COMMON SHARE - Basic and diluted                          $  1.01                    $   0.53
                                                               ============================================

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                           68,360                     668,360
                                                               ============================================

                               OTHER EXPENSES
Other expenses in the Consolidated Statements of Income include the following:

                                                                      Three Months Ended June 30
                                                               ------------------------------------
                                                                      2001                2000
                                                               ------------------------------------
                                                                             (dollars in thousands)
Directors fees                                                            $ 42                $ 64
Professional fees                                                          100                  60
Loan collection and repossession expenses                                   79                  23
Bank security                                                               54                  77
Other                                                                      591                 560
                                                               ------------------------------------

TOTAL OTHER EXPENSES                                                      $866                $784
                                                               ====================================

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         ACCUMALATED
                                                                                                        COMPREHENSIVE     TOTAL
                                                           PREFERRED    COMMON                RETAINED     OTHER       SHAREHOLDERS'
                                                             STOCK      STOCK     SURPLUS     EARNINGS  INCOME (LOSS)     EQUITY
BALANCE, JANUARY 1, 2001                                     $ 500      $ 668    $ 5,051    $ 14,770       $  1,147    $   22,136
                                                                                                                      -------------

   Net income                                                    -                     -       1,550              -         1,550
                                                                                                                      -------------
   Other comprehensive income, net of tax:
    unrealized gain on securities available for sale             -                     -                      1,052         1,052
                                                                                                                      -------------
          Total comprehensive income                             -                     -           -              -         2,602
Cash dividends
    Preferred stock $0.63 per share                                                              (12)                         (12)
     Common stock $0.35 per share                                -          -          -        (235)             -          (235)
                                                           ---------  --------  ----------  ----------    ----------  -------------
BALANCES AT JUNE 30, 2001                                    $ 500      $ 668    $ 5,051    $ 16,073       $  2,199    $   24,491
                                                           =========  ========  ==========  ==========    ==========  =============

BALANCES AT JANUARY 1, 2000                                  $ 500      $ 668    $ 5,051    $ 13,034       $ (1,762)   $   17,491
                                                                                                                      -------------
   Net income                                                                                    959                          959
   Other comprehensive income, net of tax:
     unrealized gain on securities available for sale                                                            77            77
                                                                                                                      -------------
          Total comprehensive income                                                                                        1,036

Cash dividends paid:
    Preferred stock $0.63 per share                                                              (12)                         (12)
    Common stock $0.30 per share                                 -          -           -       (201)             -          (201)
                                                           ---------  --------  ----------  ----------    ----------  -------------
BALANCES AT JUNE 30, 2000                                    $ 500      $ 668    $ 5,051    $ 13,780       $ (1,685)   $   18,314
                                                           =========  ========  ==========  ==========    ==========  =============

See notes to consolidated financial statements.

               IBW FINANCIAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                            (UNAUDITED)

                                                                                    Six Months Ended June 30
                                                                     ---------------------------------------------
                                                                                  2001                     2000
                                                                     ---------------------------------------------
                                                                                     (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                $  1,550                  $    959
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation                                                                 205                       214
     Amortization of goodwill and intangibles                                        85                        85
     Provision for loan losses                                                        -                         -
     Accretion/amortization of premiums                                              68                       220
       Gain on sale of loans                                                       (276)                        -
       (Gain) loss on sale of investment securities                                (280)                        1
       Gain on sale of other real estate owned                                        -                        (1)
       Increase in accrued interest receivable                                     (165)                     (123)
       Increase in other assets                                                  (2,496)                      (53)
       Increase in accrued expenses and other liabilities                           579                       418
                                                                     ---------------------------------------------
            Net cash (used) provided by operating activities                       (730)                    1,720
                                                                     ---------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from principal payments on securities
        available-for-sale                                                        9,880                     6,097
     Proceeds from maturities and sales of investment securities                 30,264                    11,646
         available-for-sale
     Proceeds from sale of loans                                                 13,487                         -
     Purchase of investment securities available-for-sale                       (49,124)                  (12,006)
     Net decrease in interest-bearing deposits in banks                             484                       288
     (Increase) in loans                                                         (9,138)                   (9,667)
     Additions to bank premises and equipment, net                                 (174)                      (67)
     Proceeds from sale of real estate owned                                          -                       266
                                                                     ---------------------------------------------
        Net cash used by  investing activities                                   (4,321)                   (3,443)
                                                                     ---------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                         12,149                    (5,487)
     Net increase in short-term borrowings                                        5,654                     6,801
     Dividends paid                                                                (247)                     (213)
                                                                     ---------------------------------------------
       Net cash provided by financing activities                                 17,556                     1,101
                                                                     ---------------------------------------------
(DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                12,505                      (622)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   10,896                    15,433
                                                                     ---------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 23,401                  $ 14,811
                                                                     =============================================
     Supplemental disclosures of cash flow information
         Income taxes                                                          $    375                  $    296
         Interest                                                              $  2,003                  $  1,936


See notes to consolidated financial statements.

               IBW FINANCIAL CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

Note A: BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with generally accepted accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consistently, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001 or any other period. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 2000 included in Form 10-KSB.

Reclassifications - Certain reclassifications have been made to the prior year's reported balances to conform to the current year presentation.

Note B: PROSPECTIVE ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, requires derivative instruments be carried at fair value on the balance sheet. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth-specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value of cash flows of both the derivative and hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The Company adopted the provisions of this statement, as amended, for its quarterly and annual reporting beginning January 1, 2001, the statement's effective date. The impact of adopting the provisions of this statement on the Company's financial position, results of operations and cash flows.

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

Note D:  CONTINGENCY

In the normal course of business, the Company entered into an agreement with Diebold Incorporated ("Diebold") for cash replenishment and other services for some of the Company's offsite ATM's. Diebold subcontracted this ATM cash replenishment service to another company, Tri-State Armored Services, Inc. (Tri-State") that subsequently filed for bankruptcy protection on March 2, 2001. The assets of the Tri-State have been seized by the Bankruptcy Trustee, including presumably some of the Company's funds that had been wired to the Tri-State as part of the ATM cash replenishment service. The investigation is ongoing and the Company intends to vigorously pursue recovery through all available channels. Pending further proceedings, the Company cannot reasonably estimate the amount of the loss, if any, it may incur as a result of these events. Therefore, no accrual for any potential loss relating to the bankruptcy has been reflected in the accompanying financial statements. The maximum exposure to the Company is $676,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2001 (DOLLARS IN THOUSANDS)

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

Overview

FINANCIAL

IBW Financial Corporation's net income for the six months ended June 30, 2001 totaled $1,550, an increase of $591, or 62% from $959 for the six months ended June 30, 2000. This was the result of an increase in net interest income of $763, an increase of $637 in non-interest income, including nonrecurring gains on the sale of securities of $281 and on the sale of loans of $276, offset by an increase of $445 in non-interest expense and an increase of $364 in income taxes. Return on average assets (ROAA), and return on average shareholder's equity (ROAE) for the first half of 2001 were 1.09% and 12.99% respectively, compared to .72% and 10.7% for the first half of 2000. Excluding the nonrecurring gains on the sales of loans and securities, ROAE for the six months ended June 30, 2001 would be 9.90% and ROAA for the period would be .83%.

NET INTEREST INCOME

Net interest income for the six months ended June 30, 2001 increased $763, or 12% compared to the same period last year. This increase is attributed primarily to increased income and volume in loans, federal funds sold and non-taxable securities, and decreases in income and volume of taxable securities. The average balance of interest-earning assets for the six month period ended June 30, 2001 increased $18 million or 7% to $264 million compared to $246 million for the six month period ended June 30, 2000. Additionally, the average yield on average interest-earning assets increased by 23 basis points to 7.81% for the six month period ended June 30, 2001 compared to 7.58% for the same period last year.

Net loans averaged $127 million during the six months ended June 30, 2001 compared to $109 million for the comparable period in 2000, reflecting an increase of $18 million. Interest and fees on loans increased $977 or 20% to $5.8 million for the six months ended June 30, 2001 compared to $4.8 million for the same period last year. The increase in loans primarily reflects growth in the commercial real estate sector, which increased an average of $10 million to $63 million at June 30, 2001 from $53 million at June 30, 2000. The average yield on loans increased by 29 basis points, to 9.17% for the six months ended June 30, 2001, as compared to the same period in 2000. This increase in average yield, which occurred while the Federal Reserve was reducing market interest rates by 275 basis points in 2001, largely reflects increases in the loan portfolio during the second half of 2000 and the increased percentage of loans in higher yielding commercial and commercial real estate loans.

Taxable securities averaged $109 million during the six months ended June 30, 2001 compared to $115 million for the comparable period in 2000, reflecting a decrease of $6 million. Interest income from taxable securities decreased $147 or 4% to $3.5 million for the six months ended June 30, 2001 compared to $3.6 million for the same period last year. While the average balance decreased, the average yield on taxable securities increased 9 basis points to 6.45% for the six months ended June 30, 2001 compared to 6.36% for the same period last year.

Non-taxable securities averaged $19 million during the six months ended June 30, 2001 compared to $18 million for the comparable period in 2000, reflecting an increase of $1 million. Interest income from non-taxable securities increased $36 or 5% to $757 for the six months ended June 30, 2001 compared to $721 for the same period last year. The tax equivalent yield on non-taxable securities decreased 4 basis points to 8.13% for the six months ended June 30, 2001 compared to

8.09% for the same period last year.

Federal funds sold averaged $9 million during the six months ended June 30, 2001 compared to $4 million for the comparable period in 2000, reflecting a increase of $5 million. Interest income from federal funds sold increased $110 to $224 for the six months ended June 30, 2001 compared to $114 for the same period last year. The yield on federal funds sold decreased 80 basis points to 4.94% for the six months ended June 30, 2001 compared to 4.74% for the same period last year. The decrease in the yield on federal funds sold reflects the decrease in market rates.

Average interest-bearing liabilities increased $6 million or 3% to $193 million for the six months ended June 30, 2001 compared to $187 million for the same period last year. The average cost on interest-bearing liabilities increased 10 basis points to 3.14% for the six months ended June 30, 2001 compared to 3.04% for the same period last year. The increase in average interest-bearing liabilities were due primarily to the higher levels of short-term borrowings, increasing $14 million, offset by a decrease in interest bearing deposits of $8 million. The average cost on short-term borrowing decreased 97 basis points to 3.96% for the six months ended June 30, 2001 compared to 4.93%, while the average cost of interest bearing deposits increased 26 basis points to 2.85% for the six months ended June 30, 2001 compared to 2.59% a year ago.

The interest rate spread increased 13 basis points to 4.67% at June 30, 2001 from 4.54% at June 30, 2000, and is primarily attributable to the higher volume of loans.

PROVISION FOR LOAN LOSSES

The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. No provision for loan losses was made during the six months ended June 30, 2001 or for the six months ended June 30, 2000. The ratio of allowance for possible loan losses to total loans is 2.68% at June 30, 2001 compared to 2.71% at December 31, 2000. Management believes the allowance is adequate at June 30, 2001. See the "Non-Performing Assets" section for additional information related to the Company's allowance for loan losses.

NON-INTEREST INCOME

Non-interest income increased $637, or 33%, to $2,556 for the six months ended June 30, 2001 compared to $1,919 for June 30, 2000. The increase in non-interest income was primarily attributed to nonrecurring gains on the sale of securities and the sale of loans totaling $556 for the six month-ended June 30, 2001 compared to security losses of $1 a year ago. The loan sale was effected to improve liquidity, improve our risk based capital position, to develop stronger relations with Fannie Mae and to reduce our long-term interest rate risk position. Outside of these assets sales, service charges and other fee income and other income increased $81 or 4% from a year ago.

NON-INTEREST EXPENSE

Non-interest expenses increased $445 to $7.4 million for the six months ended June 30, 2001 compared to $6.9 million for the same period last year. The composition of the increase consist of an increase of $196 in salary and employee benefits, an increase of $159 in advertising, $104 in furniture and equipment, an increase in data processing of $57, and an increase in occupancy expenses of $10, offset by a decrease of $81 in other expenses. The increase in non-interest expenses was primarily due to the opening of two branches in Wal-Mart stores located in Maryland.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first half of 2000 was $625, compared to $261 a year ago, due to higher income before taxes primarily associated with the assets sales during the first six months of this year. The effective tax rates were 28.7% and 21.4% for the six months ended June 30, 2001 and 2000 respectively. The increase in the effective tax rate is as a result of a lower proportion of tax exempt income to total income during 2001.

FINANCIAL OVERVIEW

Total assets, at $289 million, increased $27 million since December 31, 2000. The change in the composition of the balance sheet primarily reflected an increase of $12 million in investment securities and cash and cash equivalents, offset primarily by a decrease of $4 million in loans. Total shareholders' equity increased $2,355 due to the increase in retained earnings of $1,550 and an increase in the accumulated other comprehensive income of $1,052 offset by dividends of $247.

Preferred stock dividends of $12 and $235 in common stock dividends were declared during the first half of 2001.

The carrying value of the Company's securities portfolio increased $12 million to $134 million at June 30, 2001 from $122 million at December 31, 2000. This composition reflected a change as U. S. Government Agency securities increased approximately $7 million to $38 million, mortgage-backed securities increased $3 million to $69 million, from December 31, 2000 to June 30, 2001. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 3.76 years at June 30, 2001, up from 2.86 years at December 31, 2000. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of management's ongoing analysis. There are no issuers of securities other than governmental securities, whose securities held by the Company, have a book value in excess of 10% of shareholders' equity.

The allowance for loan losses was $3.3 million or 2.68% of total loans at June 30, 2001 compared to $3.6 million or 2.71% at December 31, 2000. Non-performing assets decreased $402 or 17% to $1,990 from $2,392 at year-end 2000. Loans with potential credit problems (excluding non-performing assets) increased to $8,961 at June 30, 2001 from $7,277 at year-end 2000. At June 30, 2001 and year-end 2000, non-performing assets represented .69% and .89% respectively of total assets. Additionally, the allowance for loan losses represented 166% and 150% of non-performing assets as of June 30, 2001 and December 31, 2000 respectively.

      AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS (1)


                                        Six Months Ended                   Six Months Ended                    Year Ended
                                          June 30, 2001                      June 30, 2000                  December 31, 2000
                                   -----------------------------------------------------------------------------------------
                                                      Amount                            Amount                       Amount
                                   Average    Average Paid or     Average    Average    Paid or    Average  Average  Paid or
                                   Balance     Rate   Earned      Balance     Rate      Earned     Balance    Rate   Earned
                                   -----------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
ASSETS
Loans, net                         $126,665    9.17%   $5,760     $ 108,570     8.88%    $4,783    $ 115,689   9.23% $10,676
Taxable securities                  108,781    6.45%    3,477       114,826     6.36%     3,624      112,330   6.58%   7,387
Non-taxable securities(2)            18,770    8.13%      757        17,963     8.09%       721       19,359   7.58%    1467
Federal funds sold                    9,136    4.94%      224         4,005     5.74%       114        2,744   6.05%     166
Interest-bearing deposits held          896    4.73%       21         1,055     4.97%        26          984   5.49%      54
                                --------------------------------------------------------------------------------------------
Total interest-earning assets       264,248    7.81%   10,239       246,419     7.58%     9,268      251,106   7.87%  19,750
Cash and due from banks              13,413                          12,751                           12,919
Bank premises and
  equipment, net                      2,031                           2,334                            2,254
Other assets                          3,805                           5,209                            5,297
                                ------------                  --------------                  --------------
Total assets                       $283,497                       $ 266,713                        $ 271,576
                                ============                  ==============                  ==============
LIABILITIES AND
SHAREHOLDERS' EQUITY

Interest-bearing demand deposits   $ 25,198    0.55%      $69      $ 28,890     0.56%       $80     $ 27,233   0.55%     151
Savings deposits                     60,299    2.55%      762        61,193     2.26%       686       60,802   2.26%   1,377
Time deposits                        57,871    4.17%    1,196        60,982     3.89%      1177       58,852   4.07%   2,396
                                --------------------------------------------------------------------------------------------
Total interest-bearing deposits     143,368    2.85%    2,027       151,065     2.59%     1,943      146,887   2.67%   3,924
Short-term borrowings                49,949    3.96%      982        35,892     4.93%       878       42,336   5.41%   2,292
                                --------------------------------------------------------------------------------------------
Total interest-bearing liabilities  193,317    3.14%    3,009       186,957     3.04%     2,821      189,223   3.29%   6,216
Noninterest-bearing liabilities      64,777                          61,348                           62,006
Other liabilities                     1,536                           1,480                            1,807
Shareholders' equity                 23,867                          17,928                           18,540
                                ------------                  --------------                    ------------
Total liabilities and
  shareholders' equity             $283,497                       $ 267,713                        $ 271,576
                                ============                  ==============                    ============
NET INTEREST INCOME AND NET
YIELD ON INTEREST-EARNING ASSETS

Net interest income                                    $7,230                            $6,447                      $13,534
                                                    ==========                         =========                     =======
Interest rate spread                           4.67%                            4.54%                            4.58%
Net yield on average interest-
  earning assets                               5.52%                            5.28%                            5.39%
Average interest-earning assets
  to average interest-bearing
  liabilities                                136.69%                          131.81%                          132.70%


(1) Yields on securities have been computed based upon the historical cost of such securities. Nonaccruing loans are included in average balances.

(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $9,982, and $6,973 for June 30, 2001, $9,031 and $6,210 for June 30, 2000 and $19,251 and $13,035
    for year ending 2000.

                    LOAN LOSS AND RECOVERY EXPERIENCE

                                                              -------------------------------------------
                                                                   Six Months Ended       Year Ended
                                                                    June 30, 2001     December 31, 2000
                                                              -------------------------------------------
                                                                           (dollars in thousands)
Total outstanding loans at end of period                                 $ 127,830            $ 132,334
Average amount of loans outstanding                                        126,665              115,689
Allowance for loan losses
  at beginning of period                                                     3,580                4,272
Loans charged off:
  Commercial                                                                   199                  611
  Real estate mortgage                                                         168                   83
  Installment loans to individuals                                             223                   56
                                                              ------------------------------------------
Total charge-offs                                                              590                  750
                                                              ------------------------------------------
Recoveries of loans previously charged-off:
  Commercial                                                                    65                  270
  Real estate mortgage                                                         220                    3
  Installment loans to individuals                                              39                   44
                                                              ------------------------------------------
Total recoveries                                                               324                  317
                                                              ------------------------------------------
Net charge-offs                                                                266                  433
Additions to allowance charged to
 operations                                                                      -                    -

Allowance for loan losses at end of period                                 $ 3,314              $ 3,580
Ratio of net charge-offs during period
  to average outstanding loans during period                                  0.27%                0.37%
Ratio of allowance for possible loan
  losses at period to total loans                                             2.68%                2.71%


                                   ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                              June 30, 2001        Percent         December 31, 2000         Percent
                              -------------        -------         -----------------         -------
                                                        (dollars in thousands)
Commercial                     $1,919              57.91%                 $1,956             54.64%
Real estate mortgage              521              15.72%                    512             14.30%
Consumer                          226               6.82%                    175              4.89%
Unallocated                       648              19.55%                    937             26.17%
                          --------------------------------------------------------------------------
Total                          $3,314             100.00%                 $3,580            100.00%
                          ==========================================================================



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


                               NON-PERFORMING ASSETS

                                                -------------------------------------------------
                                                            June 30, 2001      December 31, 2000
                                                -------------------------------------------------
                                                             (dollars in thousands)
Non-accrual loans(1)                                              $ 1,330                $ 1,733
Loans past due 90 days or more
  and still accruing                                                  660                    659
Foreclosed properties                                                   -                      -
                                                -------------------------------------------------
Total                                                             $ 1,990                $ 2,392
                                                =================================================
Non-performing assets to gross loans
  and foreclosed properties at period
  end                                                               1.57%                  1.81%
Non-performing loans to total loans                                 1.57%                  1.81%
Non-performing assets to total
  assets at period end                                              0.69%                  0.89%






1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the six months ended June 30, 2001 and the year ended December 31, 2000 for non-accrual loans had the loans been current in accordance with their original terms was $56 and $197, respectively.

At June 30, 2001, there were $8,961 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. This represents an increase of $1,684 or 23% from year-end December 31, 2000 and was attributed primarily to two commercial real-estate loans totaling $1,045 and $750 respectively. Included in the total are twenty four loans, totaling $8,617 fully collateralized by real estate of which thirteen loans totaling $6,030 are concentrated in the commercial real estate and nine loans totaling $2,587 are in residential mortgages. The remaining $344 consist of six commercial loans, one at $297 or 86% of the remaining amount, secured primarily by accounts receivable and various business equipment.

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

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 25, 2001, the annual meeting of shareholders of the Company was held for the purpose of electing eight (8) directors to serve until the next annual meeting and until their successors are duly elected and qualified. The name of each director elected at the meeting, who constitute the entire Board of Directors in office upon completion of the meeting, and the votes cast for such persons are set forth below.

-----------------------------------------------------------------------------------------------
Name                                                 Against/
                                          For        Witheld    Abstentions   Broker Non-Votes
-----------------------------------------------------------------------------------------------
Clinton W. Chapman, Esquire             469,500       2,398          -                -
-----------------------------------------------------------------------------------------------
George H. Windsor, Esquire              469,500       2,398          -                -
-----------------------------------------------------------------------------------------------
Benjamin L. King, CPA                   469,500       2,398          -                -
-----------------------------------------------------------------------------------------------
B. Doyle Mitchell, Jr.                  469,500       2,398          -                -
-----------------------------------------------------------------------------------------------
Massie S. Fleming                       469,500       2,398          -                -
-----------------------------------------------------------------------------------------------
Cynthia T. Mitchell                     469,500       2,398          -                -
-----------------------------------------------------------------------------------------------
Robert R. Hagans                        469,500       2,398          -                -
-----------------------------------------------------------------------------------------------
Emerson A. Williams, M.D.               469,500       2,398          -                -
-----------------------------------------------------------------------------------------------


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



IBW FINANCIAL CORPORATION






August 10, 2001                    /s/ B. Doyle Mitchell, Jr.
                                   --------------------------
                                   B. Doyle Mitchell, Jr., President



August 10, 2001                    /s/ Thomas A. Wilson, Jr.
                                   -------------------------
                                   Thomas A. Wilson, Jr., Senior Vice President
                                   and Chief Financial and Accounting Officer