Form 10QSB
period 2001-09-30
IBW FINANCIAL CORP
filed 2001-11-13
CIK 1013274

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


            X   Quarterly Report under Section 13 or 15(d) of the Securities
           ---  Exchange Act of 1934 for the Quarterly Period ended
                September 30, 2001.
                ------------------

           --- Transition report under Section 13 or 15(d) of the Securities Exchange Act For the transition period from ______ to ______.

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing s requirements for the past 90 days. X Yes No

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 31, 2001, there were 668,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

Transitional Small Business Disclosure Format (check one)     Yes    X   No
                                                          ---       ---

PART  I   FINANCIAL INFORMATION
          ---------------------

ITEM 1.   FINANCIAL STATEMENTS


                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 2001 AND DECEMBER 31,2000
                                   (UNAUDITED)

                                                              September 30, 2001     December 31, 2000
                                                              ----------------------------------------
                                                                             (dollars in thousands)
ASSETS
     Cash and cash equivalents:
     Cash and due from banks                                       $ 13,704             $ 10,896
     Federal funds sold                                               2,400                   --
                                                                   -----------------------------

           Total cash and cash equivalents                           16,104               10,896

     Interest-bearing deposits in banks                                 842                1,305
     Investment securities available-for-sale, at fair value        125,038              121,842
     Loans receivable, net of allowance
         for loan losses of $3,311 and $3,580                       132,263              128,047
     Bank premises and equipment, net                                 2,435                2,073
     Accrued interest receivable                                      1,987                2,010
     Other assets                                                     2,284                1,873
                                                                   -----------------------------
           TOTAL ASSETS                                             280,953              268,046
                                                                   =============================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Noninterest-bearing deposits                                  $ 63,862             $ 63,207
     Interest-bearing deposits                                      143,455              139,740
                                                                   -----------------------------
           Total deposits                                          $207,317             $202,947
     Short term borrowings                                           45,064               42,033
       Accrued expenses and other liabilities                         2,721                  930
                                                                   -----------------------------
           Total liabilities                                        255,102              245,910
                                                                   -----------------------------
SHAREHOLDERS' EQUITY
     Preferred stock - $1 par value; 1,000,000 authorized
     (500,000 voting and 500,000 nonvoting);
     20,000 series A nonvoting issued and outstanding,
         stated at liquidation value                                    500                  500
     Common stock - $1 par value; 1,000,000 authorized;
         668,360 shares issued and outstanding                          668                  668
     Capital surplus                                                  5,051                5,051
     Retained earnings                                               16,407               14,770
     Accumulated other comprehensive income                           3,225                1,147
                                                                   -----------------------------
           Total shareholders' equity                                25,851               22,136
                                                                   -----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $280,953             $268,046
                                                                   =============================


See notes to consolidated financial statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
           NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                                              Nine months ended Sept 30
                                                                           -------------------------------
                                                                              2001                 2000
                                                                           -------------------------------
                                                                    (dollars in thousands, except per share data)

INTEREST INCOME:
       Interest and fees on loans                                          $  8,599              $   7,505
       U.S. treasury securities                                                  42                     48
       Obligations of U.S. government agencies and
         corporations                                                         1,768                  1,757
       Collateralized mortgage obligations                                    3,117                  3,652
       Obligations of states and political subdivisions                         865                    757
       Bank balances and other securities                                       134                    103
       Federal funds sold                                                       262                    157
                                                                           -------------------------------

         Total interest income                                               14,787                 13,979
                                                                           -------------------------------
INTEREST EXPENSE:
       Interest-bearing deposits                                              2,478                  2,442
       Time certificates over $100,000                                          539                    489
       Short-term borrowings                                                  1,289                  1,556
                                                                           -------------------------------
         Total interest expense                                               4,306                  4,487
                                                                           -------------------------------
NET INTEREST INCOME                                                          10,481                  9,492
PROVISION FOR LOAN LOSSES                                                        --                     --
                                                                           -------------------------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                                       10,481                  9,492
                                                                           -------------------------------
NONINTEREST INCOME
       Service charges on deposit accounts                                    2,228                  2,015
       Other fee income                                                         666                    743
       Gain (loss) on sales of investment securities                            351                   (128)
       Gain  on sales of loans                                                  276                     --
       Other operating income                                                   157                    136
                                                                           -------------------------------
         Total noninterest income                                             3,678                  2,766
                                                                           -------------------------------
NONINTEREST EXPENSE
       Salaries and employee benefits                                         6,266                  6,024
       Occupancy                                                                639                    551
       Furniture and equipment                                                  868                    746
       Data processing                                                          620                    568
       Advertising                                                              319                    163
       Other expenses                                                         2,503                  2,561
                                                                           -------------------------------
         Total noninterest expense                                           11,215                 10,613
                                                                           -------------------------------

INCOME BEFORE INCOME TAXES                                                    2,944                  1,645

PROVISION FOR INCOME TAXES                                                      820                    336
                                                                           -------------------------------
NET INCOME                                                                 $  2,124              $   1,309
                                                                           ===============================


EARNINGS PER COMMON SHARE - Basic and diluted                              $   3.15              $    1.93
                                                                           ===============================

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                               668,360                668,360
                                                                           -------------------------------



See notes to consolidated financial statements.

                                 OTHER EXPENSES
 OTHER EXPENSES IN THE CONSOLIDATED STATEMENTS OF INCOME INCLUDE THE FOLLOWING:


                                              Nine Months Ended September 30
                                              ------------------------------
                                               2001                    2000
                                              ------------------------------
                                                  (dollars in thousands)


Directors fees                                $  156                  $  197
Outside Service Fees                          $  284                  $  235
Loan collection and repossession expenses        122                     286
Bank security                                    200                     255
Other                                          1,741                   1,588
                                              ------------------------------

TOTAL OTHER EXPENSES                          $2,503                  $2,561
                                              ==============================

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
            QUARTERS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                   (UNAUDITED)



                                                                               Quarters Ended Sept 30
                                                                            =============================
                                                                              2001                 2000
                                                                            =============================
                                                                    (dollars in thousands, except per share data)
INTEREST INCOME:
       Interest and fees on loans                                           $  2,839            $   2,722
       U.S. treasury securities                                                   11                   22
       Obligations of U.S. government agencies and corporations                  583                  637
       Collateralized mortgage obligations                                       997                1,212
       Obligations of states and political subdivisions                          266                  281
       Bank balances and other securities                                         71                   31
       Federal funds sold                                                         38                   43
                                                                            -----------------------------
         Total interest income                                                 4,805                4,948
                                                                            -----------------------------

INTEREST EXPENSE:
       Interest-bearing deposits                                                 819                  826
       Time certificates over $100,000                                           171                  162
       Short-term borrowings                                                     307                  678
                                                                            -----------------------------
         Total interest expense                                                1,297                1,666
                                                                            -----------------------------
NET INTEREST INCOME                                                            3,508                3,282
PROVISION FOR LOAN LOSSES                                                         --                   --
                                                                            -----------------------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                                         3,508                3,282
                                                                            -----------------------------
NONINTEREST INCOME
       Service charges on deposit accounts                                       751                  709
       Other fee income                                                          238                  228
       Gain (loss) on sale of securities                                          71                 (127)
        Other operating income                                                    62                   37
                                                                            -----------------------------
         Total noninterest income                                              1,122                  847
                                                                            -----------------------------
NONINTEREST EXPENSE
       Salaries and employee benefits                                          2,084                2,038
       Occupancy                                                                 259                  181
       Furniture and equipment                                                   287                  269
       Data processing                                                           197                  202
       Advertising                                                               112                  115
       Other expenses                                                            922                  899
                                                                            -----------------------------
         Total noninterest expense                                             3,861                3,704
                                                                            -----------------------------

INCOME BEFORE INCOME TAXES                                                       769                  425

PROVISION FOR INCOME TAXES                                                       195                   75
                                                                            -----------------------------

NET INCOME                                                                  $    574            $     350
                                                                            =============================

EARNINGS PER COMMON SHARE - Basic and diluted                               $   0.85            $    0.51
                                                                            =============================

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                                668,360              668,360
                                                                            =============================



See notes to consolidated financial statements.

                                 OTHER EXPENSES
 OTHER EXPENSES IN THE CONSOLIDATED STATEMENTS OF INCOME INCLUDE THE FOLLOWING:

                                                Three Months Ended September 30
                                                -------------------------------
                                                    2001                2000
                                                -------------------------------
                                                     (dollars in thousands)

Directors fees                                     $  72              $  81
Outside Service Fees                               $ 100              $ 102
Loan collection and repossession expenses            101                 85
Bank security                                         78                 81
Other                                                571                550
                                                -------------------------------

TOTAL OTHER EXPENSES                               $ 922              $ 899
                                                ===============================

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       ACCUMALATED        TOTAL
                                                       PREFERRED     COMMON               RETAINED OTHER COMPREHENSIVE SHAREHOLDERS'
                                                         STOCK       STOCK     SURPLUS    EARNINGS    INCOME (LOSS)        EQUITY


BALANCE, JANUARY 1, 2001                                $    500    $    668   $  5,051    $ 14,770        $  1,147       $ 22,136
                                                                                                                          --------


   Net income                                                 --                     --       2,124              --          2,124
   Other comprehensive income, net of tax:
     unrealized gain on securities available for sale         --                     --          --           2,078          2,078
                                                                                                                          --------

          Total comprehensive income                          --                     --          --              --          4,202

Cash dividends paid:
    Preferred stock $0.94 per share                                                             (19)                           (19)
    Common stock $0.70 per share                              --          --         --        (468)             --           (468)
                                                        --------    --------   --------    --------        --------       --------

BALANCES AT SEPTMBER 30, 2001                           $    500    $    668   $  5,051    $ 16,407        $  3,225       $ 25,851
                                                        ========    ========   ========    ========        ========       ========

BALANCES AT JANUARY 1, 2000                             $    500    $    668   $  5,051    $ 13,034        $ (1,762)      $ 17,491
                                                                                                                          --------
   Net income                                                                                 1,309                          1,309
   Other comprehensive income, net of tax:
     unrealized loss on securities available for sale                                                         1,051          1,051
                                                                                                                          --------


          Total comprehensive income (loss)                                                                                  2,360

Cash dividends paid:
    Preferred stock $.94 per share                                                              (19)                           (19)
     Common stock $0.60 per share                             --          --         --        (401)             --           (401)
                                                        --------    --------   --------    --------        --------       --------

BALANCES AT SEPTEMBER 30, 2000                          $    500    $    668   $  5,051    $ 13,923        $   (711)      $ 19,431
                                                        ========    ========   ========    ========        ========       ========



See notes to consolidatd financial statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                   (UNAUDITED)



                                                                               ----------------------------
                                                                                 2001                2000
                                                                               ----------------------------
                                                                                  (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                $  2,124            $  1,309
     Adjustments to reconcile net income to net cash
         provided by operating activities:
       Depreciation                                                                 324                 322
     Amortization of goodwill and intangibles                                       121                 127
     Provision for loan losses                                                       --                  --
     Accretion/amortization of premiums                                             194                 209
       Gain on sale of loans                                                        276                  --
       (Gain) loss on sale of investment securities                                (351)                128
       Gain on sale of other real estate owned                                       --                  (1)
       Decrease (Increase) in accrued interest receivable                            23                (487)
       Increase in other assets                                                  (1,677)               (364)
       Increase (Decrease) in accrued expenses and other liabilities              1,791                 (82)
                                                                               ----------------------------
            Net cash (used) provided by operating activities                      2,825               1,161
                                                                               ----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from principal payments on securities
        available-for-sale                                                       15,617               6,715
     Proceeds from maturities and sales of investment securities
         available-for-sale                                                      36,718              20,619
     Proceeds from sale of loans                                                 13,487                  --
     Purchase of investment securities available-for-sale                       (52,218)            (20,274)
     Net decrease in interest-bearing deposits in banks                             463                 348
     Increase in loans                                                          (17,979)            (19,086)
     Additions to bank premises and equipment, net                                 (686)                (84)
     Proceeds from sale of real estate owned                                         --                 266
                                                                               ----------------------------
        Net cash used by  investing activities                                   (4,598)            (11,496)
                                                                               ----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                          4,370              (2,125)
     Net increase in short-term borrowings                                        3,031              10,284
     Dividends paid                                                                (420)               (420)
                                                                               ----------------------------
       Net cash provided by financing activities                                  6,981               7,739
                                                                               ----------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  5,208              (2,596)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   10,896              15,433
                                                                               ----------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 16,104            $ 12,837
                                                                               ============================




See notes to consolidated financial statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A: Basis of Presentation

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consistently, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 2000 included in Form 10-KSB.

Reclassifications - Certain reclassifications have been made to the prior year's reported balances to conform to the current year presentation.

Note B: Prospective Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 (Statement 141), "Business Combinations", and Statement No. 142 (Statement 142), "Goodwill and Other Intangible Assets", Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, Statement 141 also specifies the criteria for intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. Statement 142 will require goodwill and intangible assets with indefinite useful lives to no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require intangible assets with definite useful lives to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB's Statement No. 121 (Statement 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142 the company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life. The Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $408 thousand, and unamortized intangible assets in the amount of $256 thousand, all of which will be subject to the transition provisions of Statement 141 and 142. Amortization expense related to goodwill was $55 thousand and $41 thousand for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively.
                                       9

Note C: CONTINGENCY

In the normal course of business, the Company entered into an agreement with Diebold Incorporated ("Diebold") for cash replenishment and other services for some of the Company's offsite ATM's. Diebold subcontracted this ATM cash replenishment service to another company, Tri-State Armored Services, Inc. (Tri-State") that subsequently filed for bankruptcy protection on March 2, 2001. The assets of the Tri-State have been seized by the Bankruptcy Trustee, including presumably some of the Company's funds that had been wired to the Tri-State as part of the ATM cash replenishment service. The maximum exposure to the Company is $596,000. The Company is in the process of negotiating a settlement with Diebold and does not expect to incur any loss.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (DOLLARS IN THOUSANDS)

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

RESULTS OF OPERATIONS

IBW Financial Corporation's net income for the nine months ended September 30, 2001 totaled $2,124, an increase of $815, or 62% from $1,309 for the nine months ended September 30, 2000. This was the result of an increase in net interest income of $989 an increase of $912 in non-interest income, including nonrecurring gains on the sale of securities of $351 and the sale of loans of $276, offset by an increase on $602 in non-interest expense and an increase of $484 in income taxes. Return on average assets (ROAA), and return on average shareholder's equity (ROAE) for the first nine-month period of 2000 were 1.00% and 12.26%, respectively, compared to .65% and 9.48% for the first nine-month period of 2000. Excluding the nonrecurring gains on the sale of loans and securities, ROAE, net of taxes, for the nine month ended September 30, 2001 would be 9.87% and an ROAA, net of taxes, for the period would be .81%.

NET INTEREST INCOME

Net interest income for the nine months ended September 30, 2001 increased $989, or 10% compared to the same period last year. This increase is attributed primarily to an increase in volume and income in loans, non-taxable securities and federal funds sold, and a decrease in volume in taxable securities. The average balance of interest-earning assets for the nine month period ended September 30, 2001 increased $13 million or 5% to $262 million compared to $249 million for the nine month period ended September 30, 2000. Additionally the average yield on average interest-earning assets increased by 3 basis points to 7.73% for the nine month period ended September 30, 2001 compared to 7.70% for the same period last year. The increase in the average yield on average interest-earning assets reflects the increase in the volume of loans, which generally bear higher interest rates than investment securities and lower levels of taxable securities, and is mitigated by the decline in market interests rates resulting from the 450 basis point reduction in the fed funds rate by the Federal Reserve during 2001.

Net loans averaged $126 million during the nine months ended September 30, 2001 compared to $112 million for the comparable period in 2000, reflecting an increase of $14 million. Interest and fees on loans increased $1,094 or 15% to $8.6 million for the nine months ended September 30, 2001 compared to $7.5 million for the same period last year. The increase in loans primarily reflects growth in the commercial and commercial real estate sector.

Taxable securities averaged $109 million during the nine months ended September 30, 2001 compared to $114 million for the comparable period in 2000, reflecting a decrease of $5 million. Interest income from taxable securities decreased $410 or 7% to $5.1 million for the nine months ended September 30, 2001 compared to $5.6 million for the same period last year. In addition to declines in average balances, the average yield on taxable securities also decreased 18 basis points to 6.33% for the nine months ended September 30, 2001 compared to 6.51% for the same period last year.

Non-taxable securities averaged $18.8 million during the nine months ended September 30, 2001, an increase of $346 from the same period in 2000. Interest income from non-taxable securities increased $49 or 4% to $1,136 for the nine months ended September 30, 2001 compared to $1,087 for the same period last year. The tax equivalent yield on non-taxable securities increased 20 basis points to 8.06% for the nine months ended September 30, 2001 compared to 7.86% for the same period last year.

Federal funds sold averaged $7 million during the nine months ended September 30, 2001 compared to $3 million for the comparable period in 2000, reflecting an increase of $4 million. Interest income from federal funds sold increased $105 to $262 for the nine months ended September 30, 2001 compared to $157 for the same period last year. The yield on federal funds sold decreased 134 basis points to 4.68% for the nine months ended September 30, 2001 compared to 6.02% for the same period last year. The decrease in the yield on federal funds sold reflects the decrease in market rates.

Average interest-bearing liabilities increased $4 million or 2% to $192 million for the nine months ended September 30, 2001 compared to $188 million for the same period last year. The average cost on interest-bearing liabilities decreased 20 basis points to 2.99% for the nine months ended September 30, 2001 compared to 3.19% for the same period last year. The increase in volume of average interest-bearing liabilities are centered primarily in short-term borrowings, increasing $9 million to $49 million while interest bearing deposits decreased $6 million to $143 million from $149 million a year ago. The average cost on short-term borrowing decreased 173 basis points to 3.53% for the nine months ended September 30, 2001 compared to 5.26%.

The interest rate spread increased 23 basis points to 4.74% at September 2001 from 4.51% at September 2000, and is primarily attributable to higher levels of loans and lower rates on short-term borrowings. Overall, the net margin increased to 5.54% from 5.29% for the comparable period in 2000.

PROVISION FOR LOAN LOSSES

The Company maintains an allowance for loan losses to absorb losses on inherent in the loan portfolio. No provision for loan losses was made during the nine months ended September 30, 2001 or for the nine months ended September 30, 2000. The ratio of allowance for possible loan losses to total loans is 2.43% at September 30, 2001 compared to 2.71% at December 31, 2000. Management believes the allowance is adequate at September 30, 2001. See the "Financial Overview", Allowance for Loan Losses" and "Non-Performing Assets" sections for additional information related to the Company's allowance for loan losses.

NON-INTEREST INCOME

Non-interest income increased $912, or 33%, to $3,678 for the nine months ended September 30, 2001 compared to $2,766 for September 30, 2000. The increase in non-interest income was primarily attributed to nonrecurring gains on the sale of securities and the sale of loans totaling $627 for the nine month-ended September 30, 2001, compared to a loss in securities of $128 at September 30, 2000. The sale of securities was effected to take advantage of the significant decrease in market rates coupled with the increase in investment securities appreciation. Investment security appreciation stood at $5 million at September 2001 compared to a depreciation of $1 million a year ago. The loan sale was effected to improve liquidity, improve our risk based capital position, to develop stronger relations with Fannie Mae and to reduce our long-term interest rate risk position. Outside of these assets sales, service charges and other fee income and other income increased $157 or 5% from a year ago.

NON-INTEREST EXPENSE

Non-interest expenses increased $602 to $11.2 million for the nine months ended September 30, 2001 compared to $10.6 million for the same period last year. The composition of the increase consist of an increase of $242 in salary and employee benefits, an increase in advertising expenses of $156, an increase of $122 in furniture and equipment, an increase in occupancy expenses of $88 and an increase in data processing of $52, offset by a decrease in other expenses of $58. The increase in non-interest expenses was primarily attributed to the opening of two branches in Wal-Mart stores located in Maryland.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first nine months of 2001 was $820 compared to $336 a year ago due to higher income before taxes primarily associated with the asset sales during the first nine months of this year. The effective tax rates were 27.9% and 20.4% for the nine months ended September 30, 2001 and 2000 respectively. The increase in the effective tax rate is a result of a lower proportion of tax exempt income to total income during 2001.

FINANCIAL OVERVIEW

Total assets, at $281 million, increased $13 million since December 31, 2000. The change in the composition of the balance sheet primarily reflected an increase of $4 million in loans and an increase of $3 million in investment securities, and an increase of $2 million in federal funds sold and an increase of $3 million in cash and cash equivalent. Liabilities reflects primarily a $4 million increase in deposits, a $3 million increase in short-term borrowings and an increase in shareholder's equity of $4 million. The increase in shareholders' equity was due to net income of $2,124, offset by dividends of $487 and an increase in the accumulated other comprehensive income of $2,078. Preferred stock dividends of $19 and $468 in common stock dividends were declared during the nine months of 2001, as compared to $19 and 401 during the same period in 2000.

The carrying value of the Company's securities portfolio increased $3 million to $125 million at September 30, 2001 from $122 million at December 31, 2000. This composition reflected a change as U. S. Government Agency securities increased approximately $6 million to $37 million while mortgage-backed securities decreased $3 million to $63 million, from December 31, 2000 to September 30, 2001. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 2.6 years at September 30, 2001, down from 2.86 years at December 31, 2000. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of management's ongoing analysis. There are no issuers of securities other than governmental securities, whose securities held by the Company, have a book value in excess of 10% of shareholders' equity.

The allowance for loan losses was $3.3 million or 2.43% of total loans at September 30, 2001 compared to $3.6 million or 2.71% at December 31, 2000. The decrease in the level of the allowance for loan losses as a percentage of ending loans is a result of increased loan growth and a net loss of $269, coupled with no loan loss provisions made during the period. Non-performing assets increased $493 or 21% to $2,885 from $2,392 at year-end. Loans with potential credit problems (excluding non-performing assets) increased to $9,928 at September 30, 2001 from $7,277 at year-end 2000. At September 30, 2001 and year-end 2000, non-performing assets represented 1.03% and .89% of total assets, respectively.

              AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS (1)



                                        Nine Months Ended                Nine Months Ended                     Year Ended
                                        September 30, 2001               September 30, 2000                 December 31, 2000
                                  --------------------------------------------------------------------------------------------------
                                   Average    Average  Amount Paid  Average    Average  Amount Paid   Average   Average  Amount Paid
                                   Balance     Rate     or Earned   Balance      Rate    or Earned    Balance     Rate   or Earned
                                  --------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)

ASSETS
Loans, net                        $126,315     9.10%     $ 8,599   $ 112,001     8.96%   $ 7,505     $115,689     9.23%    $ 10,676
Taxable securities                 108,703     6.33%       5,145     114,158     6.51%     5,555      112,330     6.58%       7,387
Non-taxable securities(2)           18,835     8.06%       1,136      18,489     7.86%     1,087       19,359     7.58%       1,467
Federal funds sold                   7,490     4.68%         262       3,486     6.02%       157        2,744     6.05%         166
Interest-bearing deposits held         946     4.38%          31       1,131     5.32%        45          984     5.49%          54
                                  --------------------------------------------------------------------------------------------------


Total interest-earning assets      262,289     7.73%      15,173     249,265     7.70%    14,349      251,106     7.87%      19,750

Cash and due from banks             13,805                            12,787                           12,919
Bank premises and
  equipment, net                     2,103                             2,294                            2,254
Other assets                         4,245                             5,404                            5,297
                                  --------                         ---------                         --------
Total assets                      $282,442                         $ 269,750                         $271,576
                                  ========                         =========                         ========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing demand deposits  $ 24,913     0.55%     $   103   $  27,850     0.56%   $   116     $ 27,233     0.55%         151
Savings deposits                    60,389     2.53%       1,145      61,008     2.27%     1,035       60,802     2.26%       1,377
Time deposits                       58,148     4.07%       1,769      59,951     3.97%     1,780       58,852     4.07%       2,396
                                  --------------------------------------------------------------------------------------------------
Total interest-bearing deposits    143,450     2.81%       3,017     148,809     2.82%     2,931      146,887     2.67%       3,924

Short-term borrowings               48,853     3.53%       1,289      39,518     5.26%     1,556       42,336     5.41%       2,292
                                  --------------------------------------------------------------------------------------------------
Total interest-bearing liabilities 192,303     2.99%       4,306     188,327     3.19%     4,487      189,223     3.29%       6,216

Noninterest-bearing liabilities     65,237                            61,597                           62,006
Other liabilities                    1,811                             1,412                            1,807
Shareholders' equity                23,091                            18,414                           18,540
                                  --------                         ---------                         --------
Total liabilities and
  shareholders' equity            $282,442                         $  269,750                        $271,576
                                  ========                         ==========                        ========
NET INTEREST INCOME AND NET
YIELD ON INTEREST-EARNING ASSETS

Net interest income                                      $10,867                          $9,862                           $ 13,534
                                                         =======                      ==========                           ========
Interest rate spread                           4.74%                             4.51%                            4.58%
Net yield on average interest-
  earning assets                               5.54%                             5.29%                            5.39%
Average interest-earning assets
  to average interest-bearing
  liabilities                                136.39%                           132.36%                          132.70%


(1) Yields on securities have been computed based upon the historical cost of such securities. Nonaccruing loans are included in average balances.
(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $14,787 and $10,481 for September 30, 2001, $13,979 and $9,492 for September 30, 2000 and $19,251 and $13,035 for year ending 2000S.

                        LOAN LOSS AND RECOVERY EXPERIENCE



                                                                  ------------------------------------------
                                                                  Nine Months ended           Year Ended
                                                                  September 30, 2001       December 31, 2000
                                                                  ------------------------------------------
                                                                           (dollars in thousands)

Total outstanding loans at end of period                          $ 136,030                    $ 132,334
Average amount of loans outstanding                                 126,315                      115,689
Allowance for loan losses
  at beginning of period                                              3,580                        4,272
Loans charged off:
  Commercial                                                            199                          611
  Real estate mortgage                                                  168                           83
  Installment loans to individuals                                      285                           56
                                                                  ------------------------------------------
Total charge-offs                                                       652                          750
                                                                  ------------------------------------------
Recoveries of loans previously charged-off:
  Commercial                                                             98                          270
  Real estate mortgage                                                  239                            3
  Installment loans to individuals                                       46                           44
                                                                  ------------------------------------------
Total recoveries                                                        383                          317
                                                                  ------------------------------------------
Net charge-offs                                                         269                          433
Additions to allowance charged to
  operations                                                             --                         (259)

Allowance for loan losses at end of period                            3,311                        3,580
Ratio of net charge-offs during period
  to average outstanding loans during period                           0.21%                        0.37%
Ratio of allowance for possible loan
  losses at period to total loans                                      2.43%                        2.71%


                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                      September 30, 2001 Percent  December 31, 2000 Percent
                                       (dollars in thousands)


Commercial                $  2,289    69.13%         $ 1,956    54.64%
Real estate mortgage           478    14.44%             512    14.30%
Consumer                       187     5.65%             175     4.89%
Unallocated                    357    10.78%             937    26.17%
                          -------------------------------------------
Total                     $  3,311   100.00%         $ 3,580   100.00%
                          ===========================================

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

                                     NON-PERFORMING ASSETS



                                          --------------------------------------
                                          September 30, 2001   December 31, 2000
                                          --------------------------------------
                                               (dollars in thousands)
Non-accrual loans(1)                          $ 1,622             $ 1,733
Loans past due 90 days or more
  and still accruing                            1,263                 659
Total                                         $ 2,885             $ 2,392
                                          ======================================
Non-performing assets to gross loans
  and foreclosed properties at period
  end                                            2.12%               1.81%
Non-performing loans to total loans              2.12%               1.81%
Non-performing assets to total
  assets at period end                           1.03%               0.89%




1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the nine months ended September 30, 2001 and the year ended December 31, 2000 for non-accrual loans had the loans been current in accordance with their original terms was $88 and $197, respectively.

     At September 30, 2001, there were $9,928 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. Included in the total are twenty-five loans, totaling $8,901 fully collateralized by real estate of which sixteen loans totaling $6,746 are concentrated in the commercial real estate and nine loans totaling $2,155 are in residential mortgages. The remaining $1,027 consist of nine commercial loans, one at $615, secured primarily by accounts receivable and various business equipment.

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

Compliance with the Agreement is to be monitored by a committee (the "Committee") of at least three directors, none of whom is an employee of the Bank or a family member of an employee. The Committee, presently composed of four directors, is required to submit written progress reports on a monthly basis. The Agreement requires the Bank to make periodic reports and filings with the OCC. OCC representatives have indicated that they believes that the Bank is not in full compliance with the Agreement and/or policies or procedures adopted or required under the Agreement. The Company and Bank do not agree with all aspects of the criticisms and intend to continue discussions with the OCC accordingly. There can be no assurance that the Bank's regulators will not require additional compliance efforts. Failure to comply with the provisions of the Formal Agreement could subject the Bank and its directors to additional enforcement actions, including but not limited to a cease and desist order, a safety and soundness order or civil money penalties. If the directors of the Bank become subject to civil money penalties or other actions, the Company or the Bank may be obligated to indemnify such directors.

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



                                    IBW FINANCIAL CORPORATION



November 13, 2001                   /s/ B. Doyle Mitchell, Jr.
                                    --------------------------------------------
                                    B. Doyle Mitchell, Jr., President


November 13, 2001                   /s/ Thomas A. Wilson, Jr.
                                    --------------------------------------------
                                    Thomas A. Wilson, Jr., Senior Vice President
                                    and Chief Financial and Accounting Officer