Form 10KSB
period 2001-12-31
IBW FINANCIAL CORP
filed 2002-03-26
CIK 1013274

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

 X    Annual report under Section 13 or 15(d) of the Securities Exchange
---   Act of 1934


      For the fiscal year ended December 31, 2001

     Transition report under Section 13 or 15(d) of the Securities Exchange --- Act of 1934

     For the transition period from                 to
                                    ---------------    --------------

Commission file number: 0-28360

                            IBW Financial Corporation
                 (Name of Small Business Issuer in its Charter)


       District of Columbia                             52-1943477
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

               4812 Georgia Avenue, NW, Washington, DC    20011
               (Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number: (202) 722-2000

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, par value
                                                      $1.00 per share

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
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

The issuer's revenues for the fiscal year ended December 31, 2001 were approximately $24,476,000.

The aggregate market value of the outstanding Common Stock held by nonaffiliates as of March 5, 2002 was approximately $4,487,266 (based on the most recent trade known to the Company). See "Market for Common Stock and Dividends").

As of March 5, 2002, the number of outstanding shares of the Common Stock, $1.00 par value, of IBW Financial Corporation was 668,360.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002 are incorporated by reference in part III hereof.

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

         The Bank was organized in August 1934 as a District of Columbia chartered commercial bank by a group of African-American businessmen and educators for the purpose of providing quality financial services, with an emphasis on home mortgages and automobile financing, to the underserved minority population of the District of Columbia. Over the past sixty-eight years, the Company has grown from one office in the District of Columbia and $250,000 in assets to seven offices in the District of Columbia, three offices in Prince George's County, Maryland, one office in Charles County, Maryland, and approximately $295 million in total assets and $23.2 million of shareholders' equity at December 31, 2001. The Bank is among the largest African-American commercial banks in the nation, and the largest African-American owned commercial bank based in the Washington D.C. metropolitan area.

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

RECENT DEVELOPMENTS

         As discussed in greater detail in Management's Discussion and Analysis and in the Notes to the Consolidated Financial Statements for the year ended December 31, 2001 included in this report, in December 2001, management became aware of a possible error in the reconciliation process for one of the Bank's correspondent bank accounts. In January 2002, following investigation, management confirmed the presence of an error in the reconciliation process as a result of which an inappropriate reconciling item had been perpetuated for several years. Accordingly, in connection with the filing, on January 31, 2002, of the Bank's call report for the quarter ended December 31, 2001, the opening retained earnings balances of the Bank as of January 1, 1999, and of the Company on a consolidated basis, have been reduced by $2.343 million.

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

         As of January 22, 2002, the Bank has submitted to the OCC all of the written plans, policies, and other information required by the Agreement, and all revisions requested by the OCC, although certain submissions were made outside of the time limits required by the Agreement. There can be no assurance that its regulators will deem the Bank to be compliant under the Agreement, or that they will not require additional compliance efforts. Failure to comply with the provisions of the Formal Agreement could subject the Bank and its directors to additional enforcement actions, including but not limited to a cease and desist order, a safety and soundness order or civil money penalties.

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

EMPLOYEES

         As of December 31, 2001, the Bank had 168 full time equivalent employees. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, life and long term disability insurance and an employee stock ownership plan for substantially all full time employees. Annual contributions to the employee stock ownership plan are determined by the Board, and amounted to $169,000 in 2001, $87,000 in 2000 and $52,500 in 1999. The Company does not have any employees who are not also employees of the Bank.

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

         Tier 1 Capital for national banks generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stock which may be included as Tier 1 Capital), less goodwill, without adjustment for unrealized gain or loss on securities classified as available for sale in accordance with FAS 115. Tier 2 Capital consists of the following: hybrid capital instruments; perpetual preferred stock which is not otherwise eligible to be included as Tier 1 Capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no risk-based capital) for assets such as cash and certain U.S. government and agency securities, to 100% for the bulk of assets which are typically held by a bank holding company, including certain multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Residential first mortgage loans on one to four family residential real estate and certain seasoned multi-family residential real estate loans, which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

         At December 31, 2001, the Bank was in compliance with all minimum federal regulatory capital requirements which are generally applicable to national banks, as well as the capital requirements of the interim capital assistance. As of such date, the Bank had a Tier 1 Risk Based Capital Ratio and a Total Risk Based Capital Ratio equal to approximately 13.39% and 14.65% respectively, and a Leverage Capital Ratio equal to approximately 6.87%.

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

         At December 31, 2001, the Bank was a "well capitalized" institution for purposes of Section 38 of the FDIA.

         Deposit Insurance Premiums. The FDIA establishes a risk based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories - well capitalized, adequately capitalized and undercapitalized - defined in the same manner as those categories are defined for purposes of
Section 38 of the FDIA. Each of these groups is then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC ("BIF") maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the BIF reserve ratio falls below that level, all insured banks would be required to pay premiums at a uniform rate of 0.23% of insured deposits. Certain studies by the FDIC and other agencies project that the BIF will fall below the required reserve ratio in 2002, which may result in the imposition of deposit premiums at the uniform rate in 2003, although there can be no assurance of this. The Bank is also required to pay an additional assessment in connection with the repayment of the "Fico bonds" issued in connection with the resolution of the savings and loan crisis.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Bank currently operates eleven offices, seven in the District of Columbia, three in Prince George's County, Maryland, and one in Charles County, Maryland. The Bank owns its office located at 4812 Georgia Avenue, NW and its branch offices located at 2000 11th Street, NW and 45th and Blaine Streets, NE. The Georgia Avenue office, which is also the principal executive office of the Company, consists of a 6,000 square foot stand alone building with drive-in facilities, and a separate 2,000 square foot building housing the Bank's operations center next door. The 11th Street office is housed in a 4,000 square foot building, and an adjacent 2,000 square foot building houses the loan operations center. The Blaine Street office occupies an approximately 2,000 square foot stand alone building, with drive-in facilities, near the Benning Road Metro Station. The Bank leases the remainder of its offices. The 14th and U Streets office is located in a 1,922 square foot storefront, under a lease which commenced in 1988, for a ten year term and one optional ten year renewal term at a fixed rent of $28,830 per year. The Bank's F Street office is located in a 1,273 square foot storefront under a lease commencing in 1991, for a ten year term at a current annual rent of $75,351, subject to annual increases. The American University office is located in a 962 square foot storefront under a five year lease, which commenced in 1992, with one five year renewal option, at a current annual rent of $25,588, subject to annual increase. The Forestville, Maryland office is located in a 2,696 square foot storefront with drive-in facilities, and is occupied under a lease which commenced in 1994 for a five year term at a current annual rental of $29,008, subject to annual increase. The Oxon Hill office, the main office of the Bank, is a 10,531 square foot, two story building with drive in facilities, having a new lease beginning January 2002, for a two year period and a two year renewal option. The annual rent is $92,270 with a 3% increase at the two year renewal period. The Company is responsible for all operating and maintenance expenses on the Oxon Hill property. The Brookland/Woodridge office, which opened in 1997, is located in 2610 Rhode Island Avenue, NE and occupied under a lease, commencing in 1997, with one five year renewal option, for a five year term at a current annual rental of $27,000, subject to annual increases. The Company has leases for the Clinton and Waldorf, Maryland Wal-Mart branches, which were opened in the second quarter of 2001. Each has a five year lease requiring an annual payment of $24,000, and has two five year renewal options.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET FOR COMMON STOCK AND DIVIDENDS

         There does not currently exist an organized public trading market for shares of the Company's Common Stock. Trading in the Company's Common Stock has been sporadic, and consists of private trades conducted without brokers. The Company is aware of approximately 4 trades of the Common Stock since January 1, 2001, three at $13 per share, and the last trade known to the Company, a trade of 2,500 shares at $14 per share on June 8, 2001. There may be other trades of which the Company is either not aware, or with respect to which the Company is not aware of the price. These trades and transactions do not necessarily reflect the intrinsic or market values of the Common Stock. As of December 31, 2001, there were 668,360 shares of Common Stock outstanding, held of record by approximately 571 shareholders.

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

         Regulations of the OCC place a limit on the amount of dividends the Bank may pay to the Company without prior approval. Prior approval of the OCC is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. As of December 31, 2001 the Bank would not need prior approval from OCC unless a declaration of dividends exceeded $3,633,000. Under District of Columbia law, the Company may generally pay cash dividends at any time when it is not insolvent and where its net assets exceed its stated capital (the par value of all outstanding shares), and where payment of the dividend will not cause the Company to become insolvent or to have its stated capital exceed its net assets. The Federal Reserve and the OCC also have authority to prohibit a bank from paying dividends if the Federal Reserve or the OCC deems such payment to be an unsafe or unsound practice.

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

         Set forth below is certain financial information relating to the Company's dividend history for the past five fiscal years.

                                                 Year Ended December 31,
                                              -----------------------------
                                               2001        2000        1999
                                               ----        ----        ----
Net income per common share                   $4.18       $3.20       $2.50
Dividends paid per common share               $0.70       $0.60       $0.15

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

RECENT SALES OF UNREGISTERED SHARES

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

         General-The Company's net income depends primarily on net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Non-interest income, such as customer deposit account services charges, late charges on loans and other sources of income also affect net income. The Company's operating expenses, other than interest expense, consist principally of compensation and employee benefits, occupancy, data processing, provision for loan losses and other operating expenses. The Company's net income is significantly affected by general economic conditions in the Washington, DC metropolitan area and policies of regulatory authorities.

         Subsequent Development. In December 2001, Management became aware of a possible error in the reconciliation process for one of the Bank's correspondent bank accounts. In January 2002, following investigation, Management confirmed the presence of an error in the reconciliation process as a result of which an inappropriate reconciling item had been perpetuated for several years. The item in question is more than three years old. While efforts to determine the origin of the reconciling item continue, Management concluded that it is not appropriate to continue to record this item as an asset of the Bank and the Company. Accordingly, on January 31, 2002, the opening retained earnings balances of the Bank as of January 1, 1999, and of the Company on a consolidated basis, have been reduced by $2.343 million. As discussed in Note 11 to the consolidated financial statements for the year ended December 31, 2001, included as part of this report, the Company has established a valuation allowance for the tax benefit resulting from the adjustment.

         Following the adjustment, the Company and Bank remain in compliance with all regulatory capital requirements, and the Bank continues to be classified as "well capitalized" for purposes of the prompt corrective action provisions of ss.38 of the Federal Deposit Insurance Act.

         Management is continuing its review of the historical activity in its correspondent bank accounts to determine the origin of the item and whether any recovery relating to this matter is available.

RESULTS OF OPERATIONS

Years Ended December 31, 2001 and 2000

         Overview-Net income was $2,822 for 2001 compared with $2,162 in 2000, an increase of 31%. Earnings per common share were $4.18 in 2001 compared with $3.20 in 2000. The increase in net income was primarily attributable to an increase of $1,030 in net interest income, an increase of $1,085 in non-interest income, offset by an increase in non-interest expenses of $767, and an increase in taxes of $429. Return on average assets was .99% for 2001, up from .80% for 2000. Return on average equity was 13.27% for 2001, compared with 13.35% for 2000.

TABLE 1. FINANCIAL OVERVIEW

         The following table summarizes net income divided by average assets and average shareholders' equity, dividend pay-out ratio (dividends declared per common share divided by net income per common share) and shareholders' equity to assets ratio (average shareholders' equity divided by average total assets) for each of the years listed below.

                                                  2001       2000       1999
                                                 -----------------------------
Return on average assets                            .99%       .80%       .61%
Return on average equity                          13.27%     13.35%     10.90%
Net income per share                             $ 4.18     $ 3.20     $ 2.50
Ratio of dividends to net income                  16.73%     18.76%      5.98%
Average shareholders' equity to average assets     7.49%      6.02%      5.66%

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

TABLE 2. AVERAGE BALANCE AND NET INTEREST INCOME ANALYSIS (1)

                                                                      Year Ended December 31,
                                     --------------------------------------------------------------------------------------------
                                                  2001                           2000                            1999
                                     --------------------------------------------------------------------------------------------
                                                           Amount                         Amount                          Amount
                                      Average   Average    Paid or    Average  Average    Paid or     Average   Average   Paid or
                                      Balance    Rate      Earned     Balance   Rate      Earned      Balance     Rate    Earned
                                     --------------------------------------------------------------------------------------------
ASSETS                                                                 (dollars in thousands)
Loans, net                           $ 128,631    8.92%    $11,474   $ 115,689   9.23%    $10,676   $  99,863    9.13%    $ 9,115
Taxable securities                     107,007    6.29%      6,728     112,330   6.58%      7,387     130,684    5.61%      7,336
Non-taxable securities (2)              19,245    8.06%      1,552      19,359   7.58%      1,467      13,016    8.08%      1,052
Federal funds sold                       9,506    3.59%        341       2,744   6.05%        166      12,657    4.70%        595
Interest-bearing deposits held             969    4.02%         39         984   5.49%         54         914    4.38%         40
                                     ---------             -------   ---------            -------   ---------             -------
Total interest-earning assets          265,358    7.59%    $20,134     251,106   7.87%    $19,750     257,134    7.05%     18,138
Cash and due from banks                 11,537                          10,576                          9,826
Bank premises and equipment, net         2,184                           2,254                          2,441

Other assets                             4,935                           5,297                          5,427
                                     ----------                      ---------                      ---------
Total assets                         $ 284,014                       $ 269,233                      $ 274,828
                                     ==========                      =========                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing demand deposits       $25,012    0.55%       $138     $27,233   0.55%       $151     $29,853    1.60%       $479
Savings deposits                        60,715    2.49%      1,513      60,802   2.26%      1,377      63,417    2.47%      1,566
Time deposits                           59,470    3.92%      2,332      58,852   4.07%      2,396      69,477    3.53%      2,455
                                     ---------             -------   ---------            -------   ---------             -------
Total interest-bearing deposits        145,197    2.74%      3,983     146,887   2.67%      3,924     162,747    2.77%      4,500
Short-term borrowings                   48,155    3.04%      1,462      42,336   5.41%      2,292      35,787    3.94%      1,409
Long-term borrowings                     1,902    5.05%         96           -                  -           -                   -
                                     ---------             -------   ---------            -------   ---------             -------
Total interest-bearing liabilities     195,254    2.84%      5,541     189,223   3.29%     $6,216     198,534    2.98%     $5,909
Noninterest-bearing liabilities         65,645                          62,006                         59,178
Other liabilities                        1,848                           1,807                          1,564

Total liabilities                      262,747                         253,036                        259,276
                                     ---------                       ---------                      ---------
Shareholders' equity                    21,267                          16,197                         15,552
                                     ---------                       ---------                      ---------
Total liabilities and
shareholders' equity                 $ 284,014                       $ 269,233                      $ 274,828
                                     =========                       =========                      =========

NET INTEREST INCOME AND NET YIELDS
   ON INTEREST-EARNING ASSET
Net interest income                                        $14,593                        $13,534                         $12,229
                                                           =======                        =======                     ===========
Interest rate spread                              4.75%                          4.58%                           4.07%
Net yield on average interest-earning assets      5.50%                          5.39%                           4.76%
Average interest-earning assets to average
interest-bearing liabilities                    135.90%                        132.70%                         129.52%

(1) Yields on securities available for sale have been computed based upon the historical cost of such securities. Non-accruing loans are included in average balances and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholder's equity
(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $19,606 and $14,065 for 2001, $19,251 and $13,035 for 2000, and $17,780 and $11,871 for 1999.

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

                                                              YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------
                                                 2001 VS. 2000                         2000 VS. 1999
                                        --------------------------------
(dollars in thousands)                    INCREASE (DECREASE) DUE TO             INCREASE (DECREASE) DUE TO
                                        --------------------------------       --------------------------------
                                         VOLUME         RATE      TOTAL        VOLUME       RATE        TOTAL
                                        --------------------------------       --------------------------------
Loans                                   $  1,194      $ (396)   $   798       $  1,445     $   116     $ 1,561
Taxable securities                          (350)       (309)      (659)        (1,030)      1,081          51
Non-taxable securities                        (9)         94         85            512         (97)        415
Federal funds sold                           409        (234)       175           (466)         37        (429)
Interest-bearing deposits                     (1)        (14)       (15)             3          11          14
                                        -------------------------------       --------------------------------
Total interest income                      1,243        (859)       384            464       1,148       1,612
Deposits
Interest-bearing demand deposits             (12)         (1)       (13)           (42)       (286)       (328)
Savings deposits                              (2)        138        136            (65)       (124)       (189)
Time deposits                                 25         (89)       (64)          (375)        316         (59)
                                        -------------------------------       --------------------------------
Total interest-bearing deposits               11          48         59           (482)        (94)       (576)
Borrowings                                   187        (921)      (734)           258         625         883
                                        -------------------------------       --------------------------------
Total interest-bearing liabilities           198        (873)      (675)          (224)        531         307
                                        -------------------------------       --------------------------------
Net interest income                     $  1,045      $   14    $ 1,059       $    688     $   617     $ 1,305
                                        ===============================       ================================

On a tax equivalent basis, net interest income for 2001 increased $1,059 or 67% over 2000. Average interest-earning assets increased by $14,252 or 6%, resulting primarily from an increase in net loans of $12,942 or 11%, an increase of federal funds sold of $6,762 or 246%, and an increase in short-term borrowings of $5,819 or 14%, offset by decreases in taxable securities of $5,323 or 5%.

         The interest rate spread increased 17 basis points or approximately 4%, from 4.58% in 2000 to 4.75% in 2001. The increase is a result of a 28 basis point decrease in the average rate earned on interest-earning assets versus a 45 basis point decrease in rates paid on average interest bearing liabilities. The yield on loans in 2001 decreased 31 basis points from 2000 due to declining interest rate environment. The yield and average balances on mortgage-backed securities were 6.42% and $63,614 for 2001 and 6.51% and $73,316 for 2000,
respectively.

         Average interest-bearing liabilities increased $6,031, or 3%, comprised primarily of increases in short and long term borrowings, offset by a $2,221 decline in interest-bearing demand deposits. The average rate on short term borrowings declined 237 basis points, reflecting the dramatic 475 basis point cut in market interest rate benchmarks effected by the Federal Reserve in 2001. Short-term borrowings (comprised of repurchase agreements and federal funds purchased) increased $5,819, or 14%, and long term borrowings increased $1,902. The Company had no long term borrowings in 2000.

Provision for Loan Losses-The Company maintains an allowance for loan losses to absorb losses on existing loans that may become uncollectible. No provisions were recorded in 2001 compared to a reverse provision of $259 in 2000. Management believes that the allowance for loan losses is adequate to absorb potential losses inherent in the loan portfolio. As losses on loans are not statistically predictable and are dependent upon economic conditions in the Bank's marketplace, future provisions or reversals for loan losses may decrease or increase from the levels deemed appropriate for 2001. There can be no assurance, however, that future provisions for loan losses will not be required.

         Non-interest Income- Non-interest income increased $1,085 or 29% to $4,870 for 2001 from $3,785 for 2000. The primary components of non-interest income is service charges on deposit and checking accounts, and gains or losses on sale of securities and loans. The significant increase in non-interest income was primarily derived from gains on securities of $438, as opposed to securities losses of $200 in 2000, and gains from the sale of loans of $287 in 2001. The declining interest rate environment in 2001 allowed management to take advantage of investment strategies that were instituted over the past several years. Other fee income increased $61 or 7% and primarily represented surcharges on non-depositors utilizing the Bank's ATM services. Service charges on deposit accounts increased $87 or 3%.

         Non-interest Expense- Non-interest expense for 2001 was $15,040 an increase of $767 or 5% over 2000. The composition of the increase consists of an increase of $298 in salary and employee benefits, an increase of $183 in furniture and equipment expenses, an increase of $68 in advertising expenses, an increase of $45 in data processing, and an increase of $116 in occupancy expenses and an increase of $57 in other expenses. The increases in non-interest expenses were due largely to the opening of two in store branches in Wal-Marts, and normal increases in other non-interest expenses.

         Provision for Income Taxes- The provision for income taxes for 2001 was $1,073, compared to $644 for 2000, reflecting an increase of $429 or 67% due primarily to higher income before taxes and lower tax-exempt income relative to taxable income. The effective tax rate was 27.5% for 2001, compared to 23.0% for 2000.

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

         Table 4 presents an analysis of the Company's interest-sensitivity gap position at December 31, 2001. Asset prepayments and liability decay rates are estimated based on the Company's experience. Non-maturity deposits such as savings, NOW accounts and money markets do not have a stipulated maturity. Of these deposits, 15% are prorated over the one year period while the balance is placed in the one to five year period. Time deposits are allocated according to their contractual maturities. As summarized in Table 4, the Company's one-year cumulative gap ratio is 78%, with a cumulative gap of $22 million and representative 8% of assets. This portion reflects a liability-sensitive position where more liabilities than assets re-price during the one-year period.

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

TABLE 4. RATE SENSITIVITY ANALYSIS

(dollars in thousands)                             0-90 DAYS     4 TO 12     WITHIN 12   1-5 YEARS    OVER 5        TOTALS
                                                                  MONTHS       MONTHS                 YEARS
                                                   -------------------------------------------------------------------------
Loans (1) (2)                                      $  23,138     $  5,923    $  29,061   $  35,004   $  72,897    $ 136,962
Investment Securities  (3)                             9,904       23,249    $  33,153      60,845      33,367      127,365
Federal funds Sold                                    14,100            -    $  14,100           -           -       14,100
Interest Bearing Bank Balances:                            -          882    $     882           -           -          882
                                                   -------------------------------------------------------------------------
TOTAL EARNING ASSETS                               $  47,142     $ 30,054    $  77,196   $  95,849   $ 106,264    $ 279,309
                                                   =========================================================================
Percent of total earnings assets                       16.88%       10.76%       27.64%      34.32%      38.05%      100.00%
Interest-bearing liabilities
Time COD's of $100M or more                        $   3,868     $  9,342    $  13,210   $  11,899   $       -    $  25,109
 Savings, Now, MMDA'S and other time deposit           3,640       10,919       14,559      82,496           -       97,055
Time COD'S less than $100M                            11,895       16,243       28,138       4,778           -       32,916
Borrowed funds                                        43,483            -       43,483       5,000       5,000       53,483
                                                   -------------------------------------------------------------------------
TOTAL INTEREST BEARING LIABILITIES                 $  62,886     $ 36,504    $  99,390   $ 104,173   $   5,000    $ 208,563
                                                   =========================================================================
Interest-sensitivity gap                           $ (15,744)    $ (6,450)   $ (22,194)  $  (8,324)  $ 101,264    $  70,746

Cumulative interest-sensitivity gap                $ (15,744)    $(22,194)   $ (22,194)  $ (30,518)  $  70,746    $  70,746
Ratio of earning assets to interest-bearing
liabilities (gap ratio)                                74.96%       82.33%       77.67%      92.01%   2,125.28%      133.92%
Cumulative ratio of earnings assets to interest-
bearing liabilities (cumulative gap ratio)             74.96%       77.67%       77.67%      85.01%     133.92%      133.92%
Cumulative interest-sensitivity gap as a percent
of total assets                                        (5.33%)      (7.51%)      (7.51%)    (10.33%)     23.95%       23.95%
                                                   =========================================================================

(1)      Non-accruing loans are excluded from loan totals.
(2)      Loans have been included based on their contractual maturities.
(3) 15% of Savings, NOW, MMDA, and other time deposits are in the one year category with balance in the one to five years category.
(4) Mortgage-backed securities have been included based on their estimated remaining maturities, utilizing the most recent quarter pay-down experience and prorated outward. Fourth quarter 2001 pay-down experience was $6,397. However, $37,376 in mortgage back securities have an expected average life of three years or less and $24,118 have an expected average life of more than three years

TABLE 5. FINANCIAL CONDITION

         Table 5 sets forth information concerning the composition of the Company's assets, liabilities and shareholders' equity at December 31, 2001, 2000, and 1999.

ASSETS                                                                  (dollars in thousands)

                                                     2001     Percent     2000      Percent     1999      Percent
                                                   ---------------------------------------------------------------
     Loans, net                                    $135,514    45.87%    $128,047    48.19%    $102,998    39.18%
     Investment securities                          127,365    43.11%     121,842    45.86%     137,970    52.49%
     Federal funds sold                              14,100     4.77%           -     0.00%       1,700     0.65%
     Interest-bearing deposits in other banks           882     0.30%       1,305     0.49%         988     0.38%
                                                   ---------------------------------------------------------------
     TOTAL EARNINGS ASSETS                          277,861    94.05%     251,194    94.54%     243,656    92.70%

     Cash and due from banks                         11,059     3.74%       8,553     3.22%      11,390     4.33%
     Bank premises and equipment                      2,374     0.80%       2,073     0.78%       2,389     0.91%
     Other assets                                     4,128     1.41%       3,883     1.46%       5,416     2.06%
                                                   ---------------------------------------------------------------
     TOTAL ASSETS                                  $295,422    100.0%    $265,703   100.00%    $262,851   100.00%
                                                   ===============================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Demand deposits                               $ 63,869    21.62%    $ 63,207    23.79%    $ 60,739    23.11%
     Savings, NOW and MMDA                           95,096    32.19%      93,159    35.06%     100,632    38.29%
     Time deposits $100,000 or more                  25,109     8.50%      13,713     5.16%      16,329     6.21%
     Other time deposits                             32,916    11.14%      32,868    12.37%      34,774    13.23%

     TOTAL DEPOSITS                                 216,990    73.45%     202,947    76.38%     212,474    80.84%
                                                   ---------------------------------------------------------------

     Short term borrowings                           43,483    14.72%      42,033    15.82%      33,733    12.83%
     Long term borrowings                            10,000     3.38%           -     0.00%           -     0.00%
     Accrued expenses and other liabilities           1,798     0.61%         930     0.35%       1,496     0.57%
                                                   ---------------------------------------------------------------
     TOTAL LIABILITIES                              272,271    92.16%     245,910    92.55%     247,703    94.24%

     Shareholders' equity                            23,151     7.84%      19,793     7.45%      15,148     5.76%
                                                   ---------------------------------------------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $295,422   100.00%    $265,703   100.00%    $262,851    100.0%
                                                   ===============================================================


         Overview- Total assets increased $29,719 from December 31, 2000 to December 31, 2001. The increase was primarily attributable to net increase of $7,467 in loans, an increase in investments of $5,523, an increase of $14,100 in Federal funds sold and a increase in cash and due from banks of $2,506. This net increase in assets was funded by an increase in deposits of $14,043. an increase in long-term borrowings of $10,000, an increase in short-term borrowings of $1,450, and an increase of $3,358 in stockholders' equity.

         Loans- Net loans outstanding at December 31, 2001 were $135,514, an increase of $7,467 or 6%, from year end 2000. The composition of the loan portfolio is summarized in Table 6. The increase in loans consisted primarily of an increase in commercial real estate loans of $1,133, an increase of $2,128 in residential 1 to 4 family loans, an increase of $1,552 in installment loans, and an increase in commercial loans of $2,277.

TABLE 6. LOAN PORTFOLIO COMPOSITION

         The following table shows the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                          December 31,
                              -------------------------------------------------------------------------------------------------
  (DOLLARS IN THOUSANDS)         2001   PERCENT     2000    PERCENT      1999   PERCENT     1998    PERCENT     1997    PERCENT
                              -------------------------------------------------------------------------------------------------
Commercial                    $ 13,235    9.49%   $ 10,958    8.28%   $ 10,046    9.32%   $ 16,568   15.11%   $ 23,145   19.51%
Residential 1 to 4 family       58,739   42.13%     56,611   42.78%     52,826   49.00%     51,097   46.62%     52,077   43.89%
Commercial real estate          59,905   42.97%     58,772   44.41%     40,125   37.22%     33,560   30.62%     38,499   32.45%
Consumer loans                   7,545    5.41%      5,993    4.53%      4,803    4.46%      8,388    7.65%      4,925    4.15%
                             --------------------------------------------------------------------------------------------------
Total                        $ 139,424  100.00%  $ 132,334  100.00%  $ 107,800  100.00%  $ 109,613  100.00%  $ 118,646  100.00%
                             ==================================================================================================

TABLE 7. MATURITY OF LOAN PORTFOLIO - FIXED RATE AND VARIABLE RATE

        Table 7 summarizes the contractual maturity of the Company's fixed and floating rate loans, at December 31, 2001. Nonaccrual loans are excluded from the presentation.

(dollars in thousands)                AFTER ONE YEAR     AFTER
                        ONE YEAR       THROUGH FIVE      FIVE
                        OR LESS           YEARS          YEARS          TOTAL
                        -------------------------------------------------------
 Fixed rate             $  9,321        $ 35,004        $ 72,897      $ 117,222
 Variable rate            19,740               -               -         19,740
                        -------------------------------------------------------
Total                   $ 29,061        $ 35,004        $ 72,897      $ 136,962
                        =======================================================

At December 31, 2001, the aggregate amount of loans due after one year with fixed interest rates was $107,901.

TABLE 8. INVESTMENT PORTFOLIO MATURITY SCHEDULES

        Table 8 summarizes the maturity and average yield of the Company's investment portfolio at December 31, 2001. Yields on non-taxable securities have been computed on a tax equivalent basis using a 34% tax rate.

(dollars in thousands)                     After One But    After Five But        After
                             Within           Within           Within             Ten            Mortgage
                            One Year        Five Years        Ten Years           Years           Backed            Total
                         -----------------------------------------------------------------------------------------------------
                         Amount    Yield  Amount   Yield   Amount    Yield   Amount   Yield   Amount   Yield   Amount    Yield
                         -----------------------------------------------------------------------------------------------------
U.S. Treasury            $   498   2.35%  $    -           $     -           $     -          $     -          $    498  2.35%
U.S. Government
  agencies                 8,612   5.78%   27,871  6.04%     3,046   5.78%         -                -            39,529  5.96%
State and political
  subdivisions                 -      -         -     -      1,005   7.39%   $23,432  7.89%         -            24,437  7.87%
Other                          -      -         -     -      1,405   5.54%         -                -             1,405  5.54%
Mortgage-backed
  securities                   -      -         -     -          -      -          -     -     61,496  5.90%     61,496  5.90%
                         -----------------------------------------------------------------------------------------------------
Total                    $ 9,110   5.59%  $27,871  6.04%   $ 5,456   6.01%   $23,432  7.89%   $61,496  5.90%   $127,365  6.28%
                         =====================================================================================================

         Securities- The carrying value of the Company's securities portfolio increased $5,523 or 5% from $121,842 at December 31, 2000, to $127,365 at
December 31, 2001. The increase in the investment portfolio consisted primarily of an increase in U.S. Government and Agency securities of $7,858, an increase in state and political subdivision of $2,540 offset by a decrease in mortgage backed securities of $4,883. The yield on taxable securities decreased from 6.58% for 2000 to 6.29% for 2001. The tax equivalent yield for non-taxable securities increased from 7.58% for 2000 to 8.06% for 2001. The mortgage-backed securities portfolio had a weighted average remaining maturity of 3.34 years at December 31, 2001, compared to 2.86 years at December 31, 2000 (utilizing Bloomberg's street consensus). The collateral underlying all the mortgage-backed securities is guaranteed by one of the

"quasi-governmental" agencies, and therefore maintains a risk weight of 20% for risk based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of Management's ongoing analysis. There are no issuers of securities other than governmental agencies, whose securities held by the Company, have a book value in excess of 10% of the Company shareholders' equity. The Company's securities portfolio is also presented in Note 3 to the consolidated financial statements.

TABLE 9. LOAN LOSS AND RECOVERY EXPERIENCE

         Asset Quality -See Note 1 to the consolidated financial statements for a discussion of the Company's policy for establishing the allowance for loan losses. Table 9 sets forth the activity in the allowance for loan losses for the last five years.

                                                                              Year ended December 31,
                                                               2001          2000          1999          1998         1997
                                                            -----------------------------------------------------------------
                                                                               (dollars in thousands)

Total loans outstanding at year end                         $ 139,424     $ 132,334     $ 107,800    $ 109,613     $ 118,646
Average loans outstanding during year                         128,631       115,689        99,863      113,286       111,856

Allowance for loan losses at beginning of year                  3,580         4,272         4,700        1,702         1,266
Loans charged off:
   Commercial                                                     349           611           466        1,571           451
   Real estate mortgage                                           168            83           198            0           256
   Installment loans to individuals                               340            56           150          249           182
                                                            -----------------------------------------------------------------
Total charge-offs                                                 857           750           814        1,820           889

Recoveries of loans previously charged-off
   Commercial                                                     157           270           332          151            81
   Real estate mortgage                                           239             3            20            0             0
   Installment loans to individuals                               164            44            34           64            49
                                                            -----------------------------------------------------------------
Total recoveries                                                  560           317           386          215           130

Net charge-offs                                                   297           433           428        1,605           759

(Reversals) Additions to allowance charged to
  operations                                                        0          (259)            0        4,603         1,195
                                                            =================================================================

Allowance for loan losses at end of period                  $   3,283     $   3,580     $   4,272     $  4,700      $  1,702

Ratios of net charge-offs during year to average
  outstanding loans during year                                  0.23%         0.37%         0.43%        1.42%         0.68%

Ratio of allowance for possible loan losses to total
  loans                                                          2.35%         2.71%         3.96%        4.29%         1.43%

TABLE 10. ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

         Table 10 sets for the allocation of the allowance for loan losses as of the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                         YEAR ENDED DECEMBER 31,
                    ---------------------------------------------------------------------------------------------
                      2001    PERCENT    2000    PERCENT    1999    PERCENT    1998    PERCENT    1997    PERCENT
                    ---------------------------------------------------------------------------------------------
                                                         (dollars in thousands)
Commercial (1)      $ 1,919    52.46%  $ 1,956    52.69%  $ 1,927    46.54%   $ 3,461   45.73%  $ 1,378    51.96%
Real estate
Mortgage                396    42.13%      512    42.78%      543    49.00%       406   46.62%      117    43.89%
Consumer                252     5.41%      175     4.53%      173     4.46%       280    7.65%      182     4.15%
Unallocated             716        -       937        -     1,629         -       553       -        25        -
                    ---------------------------------------------------------------------------------------------
Total               $ 3,283   100.00%  $ 3,580   100.00%  $ 4,272   100.00%   $ 4,700  100.00%  $ 1,702   100.00%
                    =============================================================================================

(1) Includes commercial real estate loans.

         The allowance for loan losses was $3,283 at December 31, 2001, as compared to $3,580 December 31, 2000. The ratio of the allowance for loan losses to total loans at December 31, 2001 and 2000 was 2.35% and 2.71%, respectively. At December 31, 2001, non-performing assets to total assets was 1.05% compared to 0.89% at December 31, 2000. Net charge-offs decreased $136 to $297 for 2001 from $433 for 2000. No provision was required for 2001 while a reverse provision for loan losses of $259 was recorded in 2000. Additionally, the unallocated portion of the allowance decreased to $716 from $937 at year-end 2001. Also see comment referring to non-performing assets.

         The level of the allowance for loan losses is determined by management on the basis of various assumptions and judgments. These include levels and trends of past due and non-accrual loans, trends in volume and changes in terms, effects of policy changes, experience and depth of management, anticipated economic conditions in the Washington, DC metropolitan area, concentrations of credit, the composition of the loan portfolio, prior loan loss experience, and the ongoing and periodic reviews of the loan portfolio by the Company's internal and external loan review function. For impaired loans the Company establishes reserves in accordance with SFAS 114 and SFAS 118, and for non-impaired loans uses an allocation approach which relies on historical loan loss experience, adjusted to reflect current conditions and trends. Note 1 to the consolidated financial statements describes the Company's policy for determining whether a loan is impaired.

         Although management believes that it uses the best information available to make such determinations that the allowance for loan losses is adequate at December 31, 2001, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determination. Any downturn in the real estate market or general economic conditions in the Washington, DC metropolitan area could result in the Company experiencing increased levels of non-performing assets and charge-offs, significant provisions for loan losses, and significant reductions in net income. Additionally, various regulatory agencies periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. In light of the foregoing, there can be no assurance that management's determination as to the future adequacy of the allowance for loan losses will prove accurate, or that additional provision of charge-offs will not be required.

TABLE 11 - NON-PERFORMING ASSETS

         Table 11 sets forth information concerning non-performing assets.

                                                                          Year ended December 31,
                                                         2001        2000        1999         1998        1997
                                                       ---------------------------------------------------------
                                                                         (dollars in thousands)
Non-accrual loans (1)                                  $ 2,462     $ 1,733     $ 2,819      $ 5,003     $   852
Loans past due 90 days or more and still accruing          645         659         275        1,474         753
Foreclosed properties                                        -           -         265          525         522
Total                                                  $ 3,107     $ 2,392     $ 3,359      $ 7,002     $ 2,127
                                                       =========================================================

Non-performing assets to gross loans and foreclosed
     properties at period end                             2.22%       1.81%       3.11%        6.36%       1.78%
Non-performing loans to total loans                       2.22%       1.81%       2.87%        5.91%       1.35%
Non-performing assets to total assets at period end       1.05%       0.89%       1.27%        2.59%       0.85%

(1) Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in 2001 for non-accrual loans at December 31, 2001 had the loans been current in accordance with their original terms was $103. See Note 1 to the consolidated financial statements. The Bank charges loans against the allowance for loan losses when it determines that principal and interest or portions thereof become uncollectible. This is determined through an analysis of each individual credit, including the financial condition and repayment capacity of the borrower, and of the sufficiency of the collateral, if any.

         Non-performing assets at year-end 2001 were $3,107, an increase of $715 or 30% from year-end 2000. The increase was primarily attributable to Management's continued review of the loan portfolio and in light of developments in individual loans since December 31, 2000. Non-accrual loans totaled $2,462 for year-end 2001 and consisted of $1,772 in commercial real estate loans, $623 in residential real estate loans and $67 in commercial loans. This represented an increase of $729 or 42% from year-end 2000. As of December 31, 2001, loans past due 90 days or more and still accruing totaled $645, a decrease of $14 or 2%. At year-end 2001, non-performing assets represented 13% of total capital compared to 12% at year-end 2000. Additionally, at year-end 2001, non-performing assets and loans with possible credit problems totaled $12,583 or 54% of total capital compared to $9,669 or 49% at year-end 2000.

         At December 31, 2001, there were $9,476 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. Included in the total are eighteen loans, totaling $8,285, fully collateralized by real estate, six of which represent $6,405 of the total. The remaining $1,191 consists of ten commercial loans, secured primarily by accounts receivable and various business equipment.

         Deposits, Other Sources of Funds and Liquidity- Deposits are generally the most important source of the Company's funds for lending, investing, and other business purposes. Deposit inflows and outflows are significantly influenced by general interest rates, market conditions, and competitive factors. Total deposits increased by $14,043 or 7%, from December 31, 2000 to December 31, 2001.

         The Company also raises funds by selling securities under agreements to repurchase. These fixed coupon overnight agreements are accounted for as financing transactions, and the obligations to repurchase the securities are reflected as a liability in the consolidated balance sheet. At December 31, 2001, $43,483 of repurchase agreements with an average rate of 1.43% were outstanding. See Note 7 to the consolidated financial statements for additional information regarding the Company's short term borrowings. During 2001, the Company had also borrowed an aggregate of $10,000 of long term funds under advances from the Federal Home Loan Bank. See Note 8 to the consolidated financial statements.

         The Company's principal sources of funds are deposits, repayments and maturities of loans and securities, proceeds from the sale of securities and funds provided by operations. The Company's sources and uses of cash for the years ended December 31, 2001 and 2000 are presented in the consolidated statement of cash flows. The Company anticipates that it will have sufficient funds available to meet current and future commitments.

         Bills have been introduced in each of the last three Congresses which would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete against other banks. As a significant portion of the Company's deposits are non-interest bearing demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance.

TABLE 12. TIME DEPOSIT MATURITY SCHEDULE

         Table 12 presents certain information related to the Company's time deposits.

                                                                         At December 31, 2001
                                                     ------------------------------------------------------------
                                                                        (dollars in thousands)
                                                     3 Months      4 to 6      7 to 12      Over 12       Total
                                                     or Less       Months       Months       Months
Time certificates of deposit of $100M or more        $  3,868     $  5,861     $  3,481     $ 11,899     $ 25,109
Time certificates of deposit less than $100M           11,895        7,193        9,050        4,778       32,916
                                                     --------     --------      -------     --------     --------
Total                                                $ 15,763     $ 13,054     $ 12,531     $ 16,677     $ 58,025

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

         The Company and the Bank are subject to certain regulatory capital requirements. Management believes, as of December 31, 2001, that the Company and the Bank meet all the capital adequacy requirements to which they are subject. As of December 31, 2001, the most recent notification from the Office of the Comptroller of Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Refer to Note 10 to the consolidated financial statements for additional related to regulatory capital requirements.

         Effect of Inflation - The consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and results of operations in terms of historical dollars (except investment securities) without considering the relative purchasing power of money over time because of inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services. In the current interest rate environment, liquidity, maturity structure, and quality of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

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

ITEM 7. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of IBW Financial Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of IBW Financial Corporation and Subsidiary (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, at December 31, 2001, IBW Financial Corporation's subsidiary, the Industrial Bank, National Association, is operating under a formal agreement with the Office of the Comptroller of the Currency (the "OCC") dated August 25,1998, that requires it to meet certain prescribed actions in accordance with OCC specified deadlines.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IBW Financial Corporation and subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principals generally accepted in the United States of America.

/s/  Stegman & Company

Baltimore, Maryland
February 6, 2002

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(DOLLARS IN THOUSANDS, EXCEPT  PER SHARE DATA)
--------------------------------------------------------------------------------

ASSETS
                                                                            2001            2000
    Cash and cash equivalents:
    Cash and due from banks                                               $ 11,059        $  8,553
    Federal funds sold                                                      14,100               -
                                                                          --------        --------

                      Total cash and cash equivalents                       25,159           8,553
                                                                          --------        --------

   Interest-bearing deposits in other banks                                    882           1,305

   Securities available-for-sale, at fair value                            127,365         121,842

   Loans receivable - net of allowance for loan losses
     of $3,283 and $3,580                                                  135,514         128,047
   Bank premises and equipment - net                                         2,374           2,073
   Accrued interest receivable                                               1,928           2,010
   Other assets                                                              2,200           1,873
                                                                          --------        --------
                     Total Assets                                         $295,422        $265,703
                                                                          ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    Noninterest bearing deposits                                          $ 63,869        $ 63,207
    Interest bearing deposits                                              153,121         139,740
                                                                          --------        --------

                      Total deposits                                       216,990         202,947

    Short term borrowings                                                   43,483          42,033
    Long term borrowings                                                    10,000               -
    Accrued expenses and other liabilities                                   1,798             930
                                                                          --------        --------

                      Total liabilities                                    272,271         245,910

Shareholders' Equity:
     Preferred stock - $1 par value; 1,000,000 (500,000 voting and
        500,000 nonvoting) authorized; 20,000 Series A nonvoting               500             500
        issued and outstanding, stated at liquidation value
    Common stock - $1 par value; 1,000,000 shares authorized;
       668,360 issued and outstanding                                          668             668
    Capital surplus                                                          5,051           5,051
    Retained earnings                                                       14,756          12,427
    Accumulated other comprehensive income                                   2,176           1,147
                                                                          --------        --------

                      Total shareholders' equity                            23,151          19,793
                                                                          --------        --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $295,422        $265,703
                                                                          ========        ========


See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001 AND 2000
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                               2001             2000
INTEREST INCOME:
    Interest and fees on loans                               $ 11,474         $ 10,676
    U.S. Treasury securities                                       45               63
    Obligations of U.S. Government
        agencies and corporations                               2,342            2,377
    Collateralized mortgage obligations                         4,085            4,775
    Obligations of states and political subdivisions            1,157            1,053
    Bank balances and other securities                            151              141
    Federal funds sold                                            352              166
                                                             --------         --------

                      Total interest income                    19,606           19,251
                                                             --------         --------

INTEREST EXPENSE:
    Interest-bearing deposits                                   3,231            3,270
    Time certificates over $100,000                               752              654
    Short term borrowings                                       1,474            2,292
    Long term borrowings                                           84                -
                                                             --------         --------

                      Total interest expense                    5,541            6,216
                                                             --------         --------

NET INTEREST INCOME                                            14,065           13,035
                                                             --------         --------

PROVISION FOR (REVERSAL OF) LOAN LOSSES                             -             (259)
                                                             --------         --------

NET INTEREST INCOME AFTER PROVISION FOR (REVERSAL OF)
   LOAN LOSSES                                                 14,065           13,294
                                                             --------         --------

NONINTEREST INCOME:
    Service charges on deposit and checking accounts            3,038            2,951
    Other fee income                                              906              845
    Gain (loss) on sale of securities                             438             (200)
    Gain on sale of loans                                         287                -
    Other operating income                                        201              189
                                                             --------         --------

                      Total noninterest income                  4,870            3,785
                                                             --------         --------

NONINTEREST EXPENSE:
    Salaries and employee benefits                              8,420            8,122
    Occupancy                                                     835              719
    Furniture and equipment                                     1,193            1,010
    Data processing                                               830              785
    Advertising                                                   327              259
    Other                                                       3,435            3,378
                                                             --------         --------
                      Total noninterest expense                15,040           14,273
                                                             --------         --------

IBW FINANCIAL CORPORATION AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2001 AND 2000
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


INCOME BEFORE INCOME TAXES                                   $  3,895        $  2,806
INCOME TAX PROVISION                                            1,073             644
                                                             --------         --------
NET INCOME                                                   $  2,822        $  2,162
                                                             ========        ========
BASIC AND DILUTED NET INCOME PER COMMON SHARE                $   4.18        $   3.20
                                                             ========        ========
WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING                 668,360         668,360
                                                             ========        ========


See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001 AND 2000
(DOLLARS IN THOUSANDS, EXCEPT  PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                                   PREFERRED     COMMON      CAPITAL       RETAINED    COMPREHENSIVE
                                                    STOCK        STOCK       SURPLUS       EARNINGS    INCOME (LOSS)    TOTAL
BALANCE, JANUARY 1, 2000 (previously reported)     $    500     $    668     $  5,051      $ 13,034      $ (1,762)     $ 17,491
                                                                                                                       --------
Restatement for correction of an error                    -            -            -        (2,343)            -             -

BALANCE, JANUARY 1, 2000 (restated)                $    500     $    668     $  5,051      $ 10,691      $ (1,762)     $ 15,148
                                                                                                                       --------
BALANCE, JANUARY 1, 2000                           $    500     $    668     $  5,051      $ 10,691      $ (1,762)     $ 15,148
                                                                                                                       --------
   Net income
                                                          -            -            -         2,162             -         2,162
   Other comprehensive income, net of tax
     (unrealized gains on securities
     available-for-sale of $3,040, net of
      reclassification adjustment for losses
      of $131 included in net income)                     -            -            -             -         2,909         2,909
                                                                                                                       --------
          Total comprehensive income (loss)               -            -            -             -             -         5,071

Cash dividends paid:
    Preferred stock $1.25 per share                       -            -            -           (25)            -           (25)
    Common stock $0.60 per share                          -            -            -          (401)            -          (401)
                                                   --------     --------     --------      --------      --------      --------

BALANCE, DECEMBER 31, 2000                              500          668        5,051        12,427         1,147        19,793
                                                                                                                       --------

   Net income                                                                                 2,822             -         2,822
   Other comprehensive income, net of tax
     (unrealized gains on securities
     available-for-sale of $1,346, net of
      reclassification adjustment for gains
      of $317 included in net income)                     -            -            -             -         1,029         1,029
                                                                                                                       --------

          Total comprehensive income                      -            -            -             -             -         3,851

Cash dividends paid:
    Preferred stock $1.25 per share                       -            -            -           (25)            -           (25)
    Common stock $0.70 per share                          -            -            -          (468)            -          (468)
                                                   --------     --------     --------      --------      --------      --------

BALANCE, DECEMBER 31, 2001                         $    500     $    668     $  5,051      $ 14,756      $  2,176      $ 23,151
                                                   ========     ========     ========      ========      ========      ========

See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                  2001             2000
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $  2,822         $  2,162
    Adjustments to reconcile net income
         to net cash provided by operating activities:
        Depreciation                                                                 448              431
        Amortization of goodwill and intangibles                                     163              161
        (Reversal of) Provision for loan losses                                        -             (259)
        Deferred income taxes                                                         34              186
        Accretion/amortization of premium                                            233              327
        (Gain) loss on sale of real estate owned                                       -               (1)
        (Gain) Loss on sale of investment securities                                (438)             200
        Gain on sale of loans                                                       (287)               -
        (Decrease) Increase in accrued interest receivable                            82             (345)
        (Increase) Decrease in other assets                                         (524)            (426)
        (Increase) decrease in accrued expenses and other liabilities                868             (566)
                                                                                --------         --------

                      Net cash provided by operating activities                    3,401            1,870
                                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from principal payments on securities available-for-sale             21,778           12,864
    Proceeds from maturities of investment securities available-for-sale          14,372           12,646
    Proceeds from sale of investment securities available-for-sale                23,430           20,997
    Purchase of investment securities available-for-sale                         (63,869)         (26,304)
    Net (increase) decrease in interest-bearing deposits in banks                    423             (317)
    Net (increase) decrease in loans                                             (20,667)         (24,790)
    Proceeds from sale of loans                                                   13,487                -
    Additions to bank premises and equipment, net                                   (749)            (116)
    Proceeds from sale of real estate owned                                            -              266
                                                                                --------         --------

                      Net cash used in investing activities                      (11,795)          (4,754)
                                                                                --------         --------


See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001 AND 2000
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                 2001             2000
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in deposits                                        $ 14,043         $ (9,527)
    Net increase in short term borrowings                                         1,450            8,300
    Increase in long term borrowings                                             10,000                -
    Dividends paid                                                                 (493)            (426)
                                                                               --------         --------

                       Net cash (used) provided in financing activities          25,000           (1,653)
                                                                               --------         --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             16,606           (4,537)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    8,553           13,090
                                                                               --------         --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $ 25,159         $  8,553
                                                                               --------         --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

        Income tax payments                                                    $    710         $    591
                                                                               --------         --------

        Interest payments                                                      $  5,779         $  6,168
                                                                               --------         --------

See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IBW Financial Corporation (the "Corporation") is a one bank holding company for its wholly owned subsidiary, Industrial Bank, National Association (the "Bank"). The accounting and reporting policies of IBW Financial Corporation and subsidiary (the "Company") conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The following summarizes the significant accounting policies.

Consolidation - The consolidated financial statements include the accounts of the Corporation and the Bank. All significant inter-company transactions and balances have been eliminated.

Use of Estimates - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In addition, there are inherent risks and uncertainties related to the operation of a financial institution, such as credit and interest rate risk. The possibility exists that because of changing economic conditions, unforeseen changes could occur and have an adverse effect on the Company's financial position.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses. Management believes that the allowance for loan losses is sufficient to address the risks in the current loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

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

Allowance for Loan Losses - The allowance for loan losses is maintained at a level believed by management to be adequate to provide for known and inherent risks in the loan portfolio and commitments to extend credit. The Company's policy for determination of the adequacy of the allowance is based on an evaluation of past loan loss experience; current economic conditions; volume, growth, and composition of the loan portfolio; and other relevant factors. The allowance is increased by provisions for loan losses charged against income and recoveries and reduced by charge-offs and reversals of prior years' provisions. The Company's policy measuring impairment on impaired loans is based on the fair value of the collateral. The Company considers a loan impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's policy considers all current information, including the borrower's ability to repay, the fair value of the collateral, and other pertinent information in determining if a loan is impaired. The Company generally considers residential real estate loans and installment loans to be smaller balance homogenous loans, which are aggregated and collectively evaluated for measurement of impairment. The amount of loan losses the Company may ultimately realize could differ from these estimates.

The allowance for loan losses consists of an allocated component and an unallocated component. The components of allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies", or SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". The allocated component of the allowance for loan losses reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for loan losses also includes management's determination of the amounts necessary for concentrations and changes in portfolio mix and volume.

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

Earnings Per Share ("EPS") - Net income available to common shareholders is adjusted to give effect to dividends on preferred stock. Net income available to common shareholders for basic and diluted EPS purposes is $2,797 and $2,137 for the years ended December 31, 2001 and 2000, respectively. EPS is computed based on the weighted average number of common shares outstanding during the year (668,360 for both 2001 and 2000). Basic and diluted EPS are the same, as the Corporation had no dilutive common stock equivalents outstanding as of December 31, 2001 or 2000 and for the years then ended.

Income Taxes - The Corporation and its wholly owned subsidiary file a consolidated federal income tax return. Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

Intangibles - At December 31, 2001 and 2000, other assets included other identifiable intangibles of $408, and $463, net of accumulated amortization of $413,and $358, and core deposit intangibles of $48, and $154, net of accumulated amortization of $857, and $696, respectively. Other identifiable intangibles had been amortized over fifteen years and the core deposit intangibles are being amortized over eight years, both on the straight-line basis. See discussion under New Accounting Pronouncements regarding future accounting treatment of intangible assets.

Statement of Cash Flows - For purposes of the consolidated statement of cash flows, cash equivalents are highly liquid investments with original maturities of three months or less. Included in cash and due from banks were required deposits at the Federal Reserve Bank of $3,141 and $5,500, at December 31, 2001 and 2000, respectively.

New Accounting Pronouncements - In July 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues". SAB 102 summarizes certain SEC views on the development, documentation, and application of a systematic methodology as required by Financial Reporting Release No. 28 for determining allowances for loan and lease losses in accordance with accounting principles generally accepted in the United States of America. In particular, the guidance focuses on the documentation the staff normally would expect registrants to prepare and maintain in support of their allowance for loan losses.

SAB 102 provides parallel guidance to the federal banking agencies' guidance issued through the Federal Financial Institutions Examination Council as interagency guidance, "Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions". The adoption of SAB 102 had no affect on the financial position or results of operations of the Company.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 121. "Accounting for the Impairment of Long-Lived Assets to be Disposed Of".

The provisions of SFAS Nos. 141 and 142 were adopted by the Company as required effective July 1, 2001, and January 1, 2002, respectively. The adoption of SFAS Nos. 141 and 142 had no affect on the financial position or results of operations of the Company.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses in long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. The provisions of SFAS No. 144 are effective for years beginning after December 15, 2001, and its adoption is not expected to affect the financial position or results of operations of the Company.

Reclassifications - Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2001 presentation.

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

As of January 22, 2001, the Bank had submitted to the OCC all of the written plans, policies and other information required by the Agreement, and all revisions requested by the OCC, although certain submissions were made outside of the time limits required by the Agreement.

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

3.       INVESTMENT SECURITIES

At December 31, 2001 and 2000, the amortized cost and approximate fair value of securities available-for-sale were as follows (in thousands):

                                                                                        December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------
                                                              Amortized         Unrealized        Unrealized       Estimated
                                                                 Cost             Gains             Losses        Fair Value
U.S. Treasury Notes                                           $     498        $       -         $       -         $     498
U.S. Government Agencies                                         37,858            1,699               (28)           39,529

Mortgage-Backed Securities:
    Pass-through securities:
        Guaranteed by GNMA                                           11                1                 -                12
        Issued by FNMA and FHLMC                                  4,645               17                 -             4,662

Collateralized Mortgage Obligations:
        Collateralized by FNMA, FHLMC and
          GNMA mortgage-backed securities                        55,845            1,157              (180)           56,822

Securities issued by states and political subdivision:
        General obligations                                      15,451              305              (100)           15,656
        Revenue obligations                                       7,578              249               (51)            7,776
        Taxable obligations                                         915               90                 -             1,005
                                                              ---------        ---------         ---------         ---------
Total debt securities                                           122,801            3,518              (359)          125,960

Equity securities                                                 1,379               26                 -             1,405
                                                              ---------        ---------         ---------         ---------

TOTAL                                                         $ 124,180        $   3,544         $    (359)        $ 127,365
                                                              =========        =========         =========         =========

                                                                                     December 31, 2000
                                                              --------------------------------------------------------------
                                                              Amortized          Unrealized      Unrealized       Estimated
                                                                Cost               Gains           Losses         Fair Value
U.S. Treasury Notes                                           $     999        $       -         $      (1)        $     998
U.S. Government Agencies                                         30,192            1,028               (49)           31,171

Mortgage-Backed Securities:
    Pass-through securities:
        Guaranteed by GNMA                                           19                1                 -                20
        Issued by FNMA and FHLMC                                      5                -                 -                 5

Collateralized Mortgage Obligations:
        Collateralized by FNMA, FHLMC and
            GNMA mortgage-backed securities                      66,289              388              (323)           66,354

Securities issued by states and political subdivision:
        General obligations                                      13,232              339               (42)           13,529
        Revenue obligations                                       5,509              263               (18)            5,754
        Taxable obligations                                       2,477              137                 -             2,614
                                                              ---------        ---------         ---------         ---------
Total debt securities                                           118,722            2,156              (433)          120,445
Equity securities                                                 1,380               17                 -             1,397
                                                              ---------        ---------         ---------         ---------
TOTAL                                                         $ 120,102        $   2,173         $    (433)        $ 121,842
                                                              =========        =========         =========         =========


The following is a summary of the amortized cost and estimated fair value of debt securities available-for-sale by contractual maturity as of December 31, 2001. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

                                                December 31, 2001
                                             ------------------------
                                                             Estimated
                                             Amortized         Fair
                                               Cost            Value

Due in one year or less                      $  8,937        $  9,110
Due after one year through five years          26,373          27,871
Due five through ten years                      3,959           4,051
Due after ten years                            23,029          23,432
Pass through securities                            11              12
Collateralized mortgage obligations            60,492          61,484
                                             --------        --------
Total debt securities                         122,801         125,960
Equity securities                               1,379           1,405

TOTAL                                        $124,180        $127,365
                                             ========        ========


Proceeds from the sale of securities available-for-sale were $23,430 and $20,997 for the year ended December 31, 2001 and 2000, respectively, and resulted in realized gains of $438 for 2001 and realized losses of $200 for 2000.

Securities of $7,719 and $3,613 at December 31, 2001 and 2000 were pledged as collateral for public deposits and for other purposes required by law. At December 31, 2001 and 2000, the carrying value of securities underlying repurchase agreements was $50,528 and $63,369, respectively.

4.       LOANS RECEIVABLE

Loans receivable consist of the following (in thousands) at December 31:


                                                          2001            2000

Real estate loans:
    Collateralized by residential property:
        First mortgages                                 $ 57,454        $ 55,304
        Second mortgages                                   1,285           1,307
    Collateralized by non-residential properties          59,905          58,772
Commercial                                                13,235          10,958
Installment                                                7,545           5,993
                                                        --------        --------

     Total
                                                         139,424         132,334

Less:
    Deferred fees and costs, net                             627             707
    Allowance for loan losses                              3,283           3,580
                                                        --------        --------

Net loans                                               $135,514        $128,047
                                                        ========        ========

Major loan concentrations are as follows (in thousands):


                                                    2001           2000

Church loans collateralized by real estate        $20,250        $16,020
Installment loans to churches                          59             51
Commercial loans to churches                          948            710
                                                  -------        -------
Total loans to churches                           $21,257        $16,781
                                                  =======        =======


Substantially all of the Bank's loans have been made to borrowers within the Washington, DC metropolitan area. Accordingly, the ability of the Bank's borrowers to repay their loans is dependent upon the economy in the Washington, DC metropolitan area.

A summary of transactions in the allowance for loan losses is as follows (in thousands) at December 31:


                                                          2001            2000

Balance, beginning of year                              $ 3,580         $ 4,272

         Provision for (Reversal of ) loan losses             -            (259)
         Recoveries                                         560             317
         Charge-offs                                       (857)           (750)
                                                        -------         -------

Balance, end of year                                    $ 3,283         $ 3,580
                                                        =======         =======


At December 31, 2001 and 2000, loans that were considered to be impaired totaled $1,637 and $1,350, respectively. The related allowance allocated to impaired loans was $239 and $318 at December 31, 2001 and 2000, respectively. The average balance of impaired loans for the years ended December 31, 2001 and 2000 was $1,613 and $2,187, respectively. Interest income that was not recorded on impaired loans for the years ended December 31, 2001 and 2000, was $103 and $197, respectively.

5.       BANK PREMISES AND EQUIPMENT

The major categories of bank premises and equipment are as follows (in thousands):


                                           2001             2000

Bank premises                             $ 2,389         $ 2,389
Furniture, fixtures, and equipment          4,388           3,645
                                          -------         -------

Total                                     $ 6,777         $ 6,034

Less accumulated depreciation              (4,403)         (3,961)
                                          -------         -------

Bank premises and equipment, net          $ 2,374         $ 2,073
                                          =======         =======


Depreciation expense for the years ended December 31, 2001 and 2000 is $448 and $431, respectively.

6.       DEPOSITS

Deposits consist of the following (in thousands) at December 31, 2001:

                                          Demand          Savings            Time           Total
Individuals, partnerships, and
    corporations                         $ 63,577         $ 87,497         $ 58,339        $209,413
U.S. government                                85                -            2,285           2,370
States and political subdivisions               4                -            5,000           5,004
Certified and official checks                 203                -                -             203
                                         --------         --------         --------        --------

Total                                    $ 63,869         $ 87,497         $ 65,624        $216,990
                                         ========         ========         ========        ========

Weighted average interest rate                                1.70%            3.46%
                                                          ========         ========


Deposits consist of the following (in thousands) at December 31, 2000:

                                          Demand          Savings            Time            Total
Individuals, partnerships, and
    corporations                         $ 59,837         $ 85,323         $ 46,894        $192,054
U.S. Government                                82                -            2,190           2,272
States and political subdivisions               -                -            5,333           5,333
Certified and official checks               3,288                -                -           3,288
                                         --------         --------         --------        --------

Total                                    $ 63,207         $ 85,323         $ 54,417        $202,947
                                         ========         ========         ========        ========

Weighted average interest rate                                1.75%            4.45%
                                                          ========         ========


Demand deposits represent non-interest-bearing deposit accounts. Individual certificates of deposit of $100 or more at December 31, 2001 and 2000, totaling $16,329 and $13,713, respectively, are included in time deposits. The Bank has no brokered deposits.

At December 31, 2001, the scheduled maturities of Time Deposits are as follows (in thousands):

                                Average Rate
2002        $48,859                 3.48%
2003         11,765                 4.13%
2006          5,000                 1.75%
            -------
            $65,624


7.       SHORT-TERM BORROWINGS

At December 31, 2001 and 2000, securities sold under agreements to repurchase were $43,483 and $41,133 respectively. The outstanding repurchase agreements had an average interest rate of 1.43% and 5.40% at December 31, 2001 and 2000, respectively. These are fixed coupon agreements that are treated as financing transactions, and the obligations to repurchase are reflected as a liability in the consolidated balance sheets. The amount of the securities underlying the agreements remains in the asset account. The securities are held in a segregated account by the Company's custodian. The securities underlying the repurchase agreements at December 31, 2001 and 2000 had a fair value of $54,198 and $63,369, respectively. All outstanding repurchase agreements at December 31, 2001 and

2000 matured on January 1, 2000 and 2000, respectively. The average balance and the average interest rate for the year ended December 31, 2001 and 2000 were $48,155 and 3.03% and $39,176 and 5.30%, respectively.

8.       LONG-TERM DEBT

The Company has a line of credit arrangement with the Federal Home Loan Bank of Atlanta (the "FHLB") under which it may borrow up to $25,000 at interest rates based upon current market conditions, of which $10,000 was outstanding at December 31, 2001. The Company has pledged, under a blanket lien, all qualifying residential mortgage loans as collateral under the borrowing agreement with the FHLB. At December 31, 2001, the Company had two $5.0 million long-term advances from the FHLB, with fixed rates of interest of 4.53% and 5.49%. The advances are scheduled to mature in 2006 and 2011. There are no call provisions associated with these borrowings, however prepayment penalties may apply.

9.       SHAREHOLDERS' EQUITY

Regulations of the OCC place a limit on the amount of dividends the Bank may pay to the Corporation without prior approval. Prior approval of the OCC is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. As of December 31, 2001 the Bank would not need prior approval from OCC unless a declaration of dividends exceeded $3,633.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier 1 Capital, as defined, to average assets, as defined. Management believes, as of December 31, 2001, that the Corporation and Bank meet all the capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk- based, and Tier 1 leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

The Corporation's and the Bank's required and actual capital amounts and ratios at December 31, 2001 and 2000, are set forth in the following table (in thousands):

                                                                                 To Be Categorized as
                                                                                Well Capitalized Under
                                                          For Capital Adequacy     Prompt Corrective
                                              Actual              Purposes         Action Provisions
                                       ---------------------------------------------------------------
                                       Amount      Ratio     Amount     Ratio    Amount      Ratio
As of December 31, 2001
    Total capital (to risk-
        weighted assets):
            Corporation                $22,429     14.77%    12,152     8.00%     N/A         N/A
            Bank                        22,237     14.65     12,139     8.00    $15,174      10.00%

    Tier I capital (to risk-
        weighted assets)
            Corporation                 20,515     13.51      6,076     4.00      N/A         N/A
            Bank                        20,313     13.39      6,070     4.00      9,105       6.00

    Tier I capital (to
      average assets)
            Corporation                 20,515      6.94     11,828     4.00      N/A         N/A
            Bank                        20,313      6.87     11,822     4.00     14,778       5.00

As of December 31, 2000
    Total capital (to risk-
        weighted assets)
            Corporation                $19,727     14.95%    10,559     8.00%     N/A         N/A
            Bank                        19,537     14.58     10,759     8.00    $13,448      10.00%

    Tier I capital (to risk-
        weighted assets)
            Corporation                 18,024     13.66      5,280     4.00      N/A         N/A
            Bank                        17,833     13.31      5,380     4.00      8,070       6.00

    Tier I capital (to
         average assets)
            Corporation                 18,024      6.58     10,963     4.00      N/A         N/A
            Bank                        17,833      6.51     10,957     4.00     13,696       5.00

11.      INCOME TAXES

The provision for income taxes consists of the following (in thousands) for the years ended December 31:


                                       2001          2000

Current:
    Federal income tax                $  824        $  458
    State and local income tax           215             -
                                      ------        ------
                                       1,039           458
Deferred:
    Federal income tax                    27           186
    State income tax                       7             -
                                      ------        ------
                                          34           186
                                      ------        ------
Total                                 $1,073        $  644
                                      ======        ======


The components of the deferred tax expense resulting from net temporary differences are as follows (in thousands) for the years ended December 31:


                                                 2001          2000

Provisions for losses on loans and other
    real estate owned                              43           302
Loss from prior period                           (797)            -
Valuation allowance                               797             -
Deferred loan fees                                 31           (66)
Depreciation                                    $ (23)        $ (31)
Other                                             (17)          (19)
                                                -----         -----
Total                                           $  34         $ 186
                                                =====         =====



The following reconciles the federal statutory income tax rate of 34% to the effective income tax rate (in thousands) for the years ended December 31:

                                               Amount         Percent       Amount         Percent

Federal tax expense at statutory rate         $ 1,324           34.0%       $   954          34.0%
State tax expense, net  of federal tax
   benefit                                         91            2.3%             -             0%
Tax-exempt interest                              (323)          (8.3)%         (300)        (10.7)%
Other                                             (19)          (0.5)%          (10)         (0.3)%
                                              -------           ----        -------          -----
Total                                         $ 1,073           27.5%       $   644          23.0%
                                              =======           ====        =======          =====

The tax effects of items comprising the Company's deferred tax assets (liabilities) at December 31, 2001 and 2000 are as follows (in thousands):


                                                           2001         2000

Deferred tax assets:
Allowance for losses on loans and other real
 estate owned                                            $   869       $   912
Deferred loan fees                                           232           263
Other                                                        101            84
Loss from prior period                                       797             -
                                                         -------       -------
        Total deferred tax assets                          1,999         1,259
                                                         -------       -------
Valuation allowance                                         (797)            -
                                                         -------       -------
Deferred tax assets - net                                  1,202         1,259
                                                         -------       -------

Deferred tax liabilities:
   Unrealized gain on available-for-sale securities       (1,072)         (585)
   Depreciation                                              (81)         (104)
   Other                                                     (17)          (17)
                                                         -------       -------
        Total deferred tax liabilities                    (1,170)         (706)
                                                         -------       -------

        Net deferred tax assets                          $    32       $   553
                                                         =======       =======


A valuation allowance was established for the tax benefit resulting from the loss discovered in 2001 that occurred in a prior period. Because the ultimate recovery of the tax benefit associated with the loss is not considered more likely than not, a valuation reserve was established. If management determines in the future that all or a portion of the valuation allowance is no longer warranted, any adjustment will affect the Company's earnings in the year such determination is made.

12.      PROFIT SHARING PLAN

The Company has a profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code, for those employees who meet the eligibility requirements set for in the plan. The plan does not require the Company to match the participants' contributions. The Company contributions to the plan were $160 in 2001 and $152 in 2000.

13.      EMPLOYEE STOCK OWNERSHIP PLAN

In 1986, the Bank implemented an Employee Stock Ownership Plan (ESOP) that covers substantially all full-time employees. Annual contributions to the plan are determined by the Company's Board of Directors. Contributions of $169 and $87, were made for 2001 and 2000, respectively. At December 31, 2001 and 2000, the ESOP held 54,720, or 8.2% of the outstanding shares of the Company's common stock.

14.      COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit, which are not shown in the accompanying consolidated financial statements. The Company does not anticipate any material losses as a result of these transactions. At December 31, 2001 and 2000 the Bank had outstanding commitments to fund loans for approximately $29,000 and $27,713, respectively. The Bank also has outstanding standby letters of credit at December 31, 2001 and 2000 in the amount of $261 and $387, respectively. Such commitments and standby letters of credit are subject to the Bank's normal underwriting standards. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At December 31, 2001, the Bank was committed for future minimum annual payments under noncancelable long-term lease agreements for the rental of office space as follows (in thousands):

     2002                 $   315
     2003                     281
     2004                     179
     2005                     137
     2006                      96
                          -------
     Total                $ 1,008
                          =======

Rent expense for the years ended December 31, 2001 and 2000 was $329 and $291, respectively.

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

The fair value estimates presented are based on pertinent information available as of December 31, 2001 and 2000. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market transaction. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


(In thousands)                            December 31, 2001               December 31, 2000
                                       ------------------------        ------------------------
                                        Carrying         Fair          Carrying         Fair
                                         Value          Value            Value          Value
Assets:
    Cash and cash equivalents          $ 25,159        $ 25,159        $  8,553        $  8,553
    Interest-bearing deposits               882             882           1,305           1,305
    Investment securities               127,365         127,365         121,842         121,842
    Loans, net                          135,514         137,619         128,047         128,680
    Accrued interest receivable           1,928           1,928           2,010           2,010

Liabilities:
    Deposits                           $216,990        $217,407        $202,947        $202,809
    Short term borrowings                43,483          43,483          42,033          42,033
    Long term borrowings                 10,000           9,796               -               -
    Accrued interest payable                454             454             484             484

16.      RELATED PARTY TRANSACTIONS

In the normal course of banking business, loans are made to officers and directors. At December 31, 2001 and 2000, these loans totaled $640 and $449, respectively.

17.      OTHER EXPENSES

Other expenses in the Consolidated Statements of Income include the following:

                                                      Years ended
                                                       December 31
                                                 --------------------
(In  thousands)                                   2001          2000
                                                 ------        ------

Director fees                                    $  214        $  265
Professional fees                                   389           306
Loan collection and repossession expenses           178           391
Bank security                                       248           320
Other                                             2,406         2,096
                                                 ------        ------

Total Other Expenses                             $3,435        $3,378
                                                 ======        ======


18.      PRIOR PERIOD RESTATEMENT

In December 2001, management became aware of a possible error in the reconciliation process for one of the Bank's correspondent bank accounts. In January 2002, following investigation, management confirmed the presence of an error in the reconciliation process as a result of which an inappropriate reconciling item in the amount of $2.3million had been perpetuated for several years. The item in question is more than three years old.

While efforts to determine the origin of the reconciling item continue, management has concluded that it is not appropriate to continue to record this item as an asset of the Bank and the Company. Accordingly, the opening retained earnings balances of the Company have been reduced by $2.3million.

Management is continuing its review of the historical activity in its correspondent bank accounts to determine the origin of the item and whether any recovery relating to this matter is available.

Set forth below are the Company's historically reported total stockholders' equity and the effects of the reduction in the opening retained earnings balance on the Company's total stockholder's equity.

                                                     December 31, 2000
                                                    ------------------
(Dollars in thousands)

Total stockholders' equity - Company
   As reported                                            $22,136
   Adjustment                                              (2,343)
                                                          -------
      Adjusted total stockholders' equity - Company       $19,793


Following the adjustment, the Company and Bank remain in compliance with all regulatory capital requirements, and the Bank continues to be classified as "well capitalized" for purposes of the prompt corrective action provisions of ss.38 of the Federal Deposit Insurance Act.

19.      PARENT COMPANY FINANCIAL INFORMATION

The summarized financial statements of IBW Financial Corporation (parent company only) as of December 31, 2001 and 2000, and for the years ended December 31, 2001 and 2000, follow (in thousands):

Balance Sheets                                             2001          2000
--------------
Assets:
    Deposits with subsidiary                             $    65        $    10
    Interest bearing deposits in banks                         -              -
    Securities available-for-sale                            152            144
    Other assets                                               -             61
    Investment in subsidiary - method equity              22,949         19,590
        Total Assets                                     $23,166        $19,805
                                                         =======        =======
Liabilities and Shareholders' Equity:
    Liabilities:
        Borrowings                                       $     -        $     -
        Other                                                 15             12
                                                         -------        -------
                                Total Liabilities             15             12
                                                         -------        -------
Shareholders' Equity
    Preferred stock                                          500            500
    Common stock                                             668            668
    Capital surplus                                        5,051          5,051
    Retained earnings                                     14,756         12,427
    Accumulated other comprehensive income                 2,176          1,147
                                                         -------        -------
            Total Shareholders' Equity                    23,151         19,793
                                                         -------        -------
Total Liabilities and Shareholders' Equity               $23,166        $19,805
                                                         =======        =======

Statements of Income                                       2001           2000
--------------------
Dividends from subsidiary and other income                $  493        $  841
Expenses                                                       -            20
                                                          ------        ------
Income before undistributed net earnings of subsidiary       493           821
Equity in undistributed net earnings of subsidiary         2,329         1,341
                                                          ------        ------
Net income                                                $2,822        $2,162
                                                          ======        ======


Statements of Cash Flows
------------------------
Cash Flows from Operating Activities:
    Net income                                                             $ 2,822         $ 2,162
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Equity in undistributed net earnings of subsidiary                  (2,329)         (1,336)
        Other                                                                   55             (11)
                                                                           -------         -------
                Net cash provided by operating activities                      548             815
                                                                           -------         -------
Cash Flows from Investing Activities:
    Maturity (Purchase) of interest bearing deposits                           296             296
                                                                           -------         -------
                Net cash provided by (used in) investing activities            296             296
                                                                           -------         -------
Cash Flows from Financing Activities:
    Repayment of short-term borrowings                                           -          (1,000)
    Payment of dividends                                                      (493)           (426)
                Net cash used in financing activities                         (493)         (1,426)
                                                                           -------         -------
(Decrease) Increase in Deposits with Subsidiary                                 55            (315)
Deposits with Subsidiary, Beginning of the Year                                 10             325
                                                                           -------         -------


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this Item is incorporated by reference to, the material appearing at pages 4 to 7of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2002.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to, the material appearing at pages 6 and 7 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated by reference to, the material appearing at pages 3 to 4 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to, the material appearing at page 7 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 23, 2002.

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

         The sole subsidiary of the Registrant is Industrial Bank, National Association, a national banking association organized under the laws of the United States
-----------------------------
(1) Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated September 25, 1997.
(2) Incorporated by reference to Exhibit 2(b) to the Company's Registration Statement on Form 10-SB
(3) Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form 10-SB
(4) Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, dated September 25, 1997.

(b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           IBW FINANCIAL CORPORATION


March 20, 2002                             By: /s/ B. Doyle Mitchell, Jr.
                                               ---------------------------------
                                               B. Doyle Mitchell, Jr., President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                          Position                           Date
 /s/ Clinton W. Chapman                     Chairman of the Board of Directors          March 21, 2002
------------------------------------
Clinton W. Chapman


 /s/ George S. Windsor                      Vice Chairman of the Board of Directors     March 20, 2002
------------------------------------
George S. Windsor


 /s/ B. Doyle Mitchell, Jr.                 President, Chief Executive Officer          March 20, 2002
------------------------------------        and Director (Principal Executive Officer)
B. Doyle Mitchell, Jr.


 /s/ Massie S. Fleming                      Director                                    March 20, 2002
------------------------------------
Massie S. Fleming


 /s/ Robert R. Hagans                       Director                                    March 20, 2002
------------------------------------
Robert R. Hagans


 /s/ Benjamin L. King                       Secretary and Director                      March 20, 2002
------------------------------------
Benjamin L. King


 /s/ Cynthia T. Mitchell                    Director                                    March 21, 2002
------------------------------------
Cynthia T. Mitchell


 /s/ Emerson A. Williams                    Director                                    March 21, 2002
------------------------------------
Emerson A. Williams


 /s/ Thomas A. Wilson                       Senior Vice President, Treasurer            March 20, 2002
------------------------------------        (Principal Financial and
Thomas A. Wilson, Jr.                       Accounting Officer)
