Form 10QSB
period 2002-03-31
IBW FINANCIAL CORP
filed 2002-05-14
CIK 1013274

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


    [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 2002.

    [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act For the transition period from ________ to _______ .

         Commission file number 0-28360.


                            IBW FINANCIAL CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)





                    District of Columbia                                           52-1943477
                    --------------------                                           ----------
(State or other jurisdiction of incorporation or organization)          (IRS Employer Identification No.)




                  4812 Georgia Avenue, NW, Washington, DC 20011
                  ---------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  (202)722-2000
                                  -------------
                (Issuer's Telephone Number, Including Area Code)


                                       N/A
                                       ---
(Former Name, Former Address, and Former Fiscal Year, If Changed Since Last Report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file reports), and (2) has
been subject to such filing s requirements for the past 90 days. X Yes    No
                                                                ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30, 2002, there were 668,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

     Transitional Small Business Disclosure Format (check one)     Yes X  No
                                                               ---    ---

PART  I   FINANCIAL INFORMATION
          ---------------------

ITEM 1.   FINANCIAL STATEMENTS

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)



                                                                     March 31, 2002    December 31, 2001
                                                                     -----------------------------------
                                                                             (dollars in thousands)

ASSETS
     Cash and cash equivalents:
     Cash and due from banks                                            $ 12,962             $ 11,059
     Federal funds sold                                                   19,700               14,100
                                                                        -----------------------------

         Total cash and cash equivalents                                  32,662               25,159

     Interest-bearing deposits in other banks                              2,257                  882
     Investment securities available-for-sale, at fair value             129,107              127,365
     Loans receivable, net of allowance
         for loan losses of $3,348 and $3,283                            131,569              135,514
     Bank premises and equipment, net                                      2,430                2,374
     Accrued interest receivable                                           1,973                1,928
     Other assets                                                          2,302                2,200
                                                                        -----------------------------
         TOTAL ASSETS                                                    302,300              295,422
                                                                        =============================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Noninterest-bearing deposits                                       $ 68,465             $ 63,869
     Interest-bearing deposits                                           155,372              153,121
                                                                        -----------------------------
         Total deposits                                                 $223,837             $216,990
     Short term borrowings                                                43,851               43,483
     Long term borrowings                                                 10,000               10,000
     Accrued expenses and other liabilities                                1,525                1,798
                                                                        -----------------------------
         Total liabilities                                               279,213              272,271
                                                                        -----------------------------
SHAREHOLDERS' EQUITY
     Preferred stock - $1 par value; 1,000,000 authorized
         (500,000 voting and 500,000 nonvoting);
         20,000 series A nonvoting issued and outstanding,
         stated at liquidation value                                         500                  500
     Common stock - $1 par value; 1,000,000 authorized;
         668,360 shares issued and outstanding                               668                  668
     Capital surplus                                                       5,051                5,051
     Retained earnings                                                    15,329               14,756
     Accumulated other comprehensive income                                1,539                2,176
                                                                        -----------------------------
         Total shareholders' equity                                       23,087               23,151
                                                                        -----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $302,300             $295,422
                                                                        =============================



                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31,2001
                                   (UNAUDITED)


                                                                             Three Months Ended March 31
                                                                            -----------------------------
                                                                              2002                  2001
                                                                            -----------------------------
                                                                               (dollars in thousands)
INTEREST INCOME:
     Interest and fees on loans                                             $  2,773             $  2,962
     U.S. treasury securities                                                      4                   16
     Obligations of U.S. government agencies and corporations                    578                  545
     Collateralized mortgage obligations                                         922                1,130
     Obligations of states and political subdivisions                            324                  294
     Bank balances and other securities                                           25                   31
     Federal funds sold                                                           85                  133
                                                                            -----------------------------
         Total interest income                                                 4,711                5,111
                                                                            -----------------------------
INTEREST EXPENSE:
     Interest-bearing deposits                                                   640                  819
     Time certificates over $100,000                                             197                  181
     Short-term borrowings                                                       153                  554
     Long-term borrowings                                                        123                   --
                                                                            -----------------------------
         Total interest expense                                                1,113                1,554
                                                                            -----------------------------
NET INTEREST INCOME                                                            3,598                3,557
PROVISION FOR LOAN LOSSES                                                         --                   --
                                                                            -----------------------------
NET INTEREST INCOME AFTER PROVISION
     FOR LOAN LOSSES                                                           3,598                3,557
                                                                            -----------------------------
NONINTEREST INCOME
     Service charges on deposit accounts                                         747                  722
     Other fee income                                                            223                  212
     Gain on sales of investment securities                                       85                  280
     Other operating income                                                       54                   46
                                                                            -----------------------------
         Total noninterest income                                              1,109                1,260
                                                                            -----------------------------
NONINTEREST EXPENSE
     Salaries and employee benefits                                            2,201                2,078
     Occupancy                                                                   214                  176
     Furniture and equipment                                                     297                  284
     Data processing                                                             233                  216
     Stationary and Supplies                                                     176                  157
     Advertising                                                                  90                   89
     Other expenses                                                              749                  558
                                                                            -----------------------------
         Total noninterest expense                                             3,960                3,558
                                                                            -----------------------------

INCOME BEFORE INCOME TAXES                                                       747                1,259

PROVISION FOR INCOME TAXES                                                       168                  388
                                                                            -----------------------------

NET INCOME                                                                  $    579             $    871
                                                                            =============================

EARNINGS PER COMMON SHARE - Basic and diluted                               $   0.86             $   1.29
                                                                            =============================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   668,360              668,360
                                                                            =============================


IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(dollars in thousands, Except per share data)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  ACCUMULATED          TOTAL
                                                      PREFERRED  COMMON              RETAINED  OTHER COMPREHENSIVE  STOCKHOLDERS
                                                        STOCK    STOCK    SURPLUS    EARNINGS  INCOME, NET OF TAX      EQUITY
BALANCES, JANUARY 1, 2002                               $ 500    $ 668   $  5,051    $ 14,756      $  2,176          $ 23,151
                                                                                                                     --------
   Net income                                              --                  --         579            --               579
   Other comprehensive income, net of tax:
     unrealized loss on securities available for sale      --                  --          --          (637)             (637)
                                                                                                                     --------
          Total comprehensive income (loss)                --                  --          --            --               (58)

Cash dividends paid:
    Preferred stock $0.31 per share                        --       --         --         (6)            --                (6)
                                                        -----    -----   --------   --------       --------          --------
BALANCES,  MARCH 31, 2002                               $ 500    $ 668   $  5,051   $ 15,329       $  1,539          $ 23,087
                                                        =====    =====   ========   ========       ========          ========

BALANCES, JANUARY 1, 2001 (previously reported)         $ 500    $ 668   $  5,051   $ 13,034       $ (1,762)         $ 17,491
                                                                                                                     --------
Restatement for correction of error                        --       --         --     (2,343)            --            (2,343)

BALANCES, JANUARY 1, 2001 (restated)                    $ 500    $ 668   $  5,051   $ 10,691       $ (1,762)         $ 15,148
                                                                                                                     --------
   Net income                                              --                  --        871             --               871
   Other comprehensive income, net of tax:
     unrealized gain on securities available for sale      --                  --         --          1,092             1,092
                                                                                                                     --------
          Total comprehensive income                       --                  --         --             --             1,963

Cash dividends paid:
    Preferred stock $0.31 per share                        --       --         --         (6)            --                (6)
    Common stock $0.35 per share                           --       --         --       (235)            --              (235)
                                                        -----    -----   --------   --------       --------          --------
BALANCES, MARCH 31, 2001                                $ 500    $ 668   $  5,051   $ 15,400       $  2,239          $ 21,515
                                                        =====    =====   ========   ========       ========          ========

See notes to consolidated financial statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                                   (UNAUDITED)

                                                                        Three Months Ended March 31
                                                                        ---------------------------
                                                                            2002           2001
                                                                          --------       --------
                                                                          (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                           $    579       $    871
     Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation                                                             130            101
     Amortization of intangible assets                                          40             40
     Accretion/amortization of premiums                                         49             98
       Gain on sale of investment securities                                   (85)          (280)
       (Increase) Decrease in accrued interest receivable                      (45)            11
       (Decrease) Increase in other assets                                     136         (2,627)
       Decrease (Increase) in accrued expenses and other liabilities          (273)           509
                                                                          --------       --------
            Net cash used (provided) by operating activities
                                                                               531         (1,277)
                                                                          --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from principal payments on securities
        available-for-sale                                                   4,790          4,620
     Proceeds from maturities of investment securities
         available-for-sale                                                  3,494          1,500
     Proceeds from sales of investment securities
         available-for-sale                                                  1,024         16,287
     Purchase of investment securities available-for-sale                  (11,929)       (20,339)
     Net (increase) decrease in interest-bearing deposits in banks          (1,375)           597
     Net decrease (increase) in loans                                        3,945         (3,790)
     Additions to bank premises and equipment, net                            (186)           (10)
                                                                          --------       --------
     Net cash used by  investing activities                                   (237)        (1,135)
                                                                          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                6,847          5,682
     Net decrease in short-term borrowings                                     368          5,644
     Dividends paid                                                             (6)          (241)
                                                                          --------       --------
       Net cash provided by financing activities                             7,209         11,085
                                                                          --------       --------
INCREASE IN CASH AND CASH EQUIVALENTS                                        7,503          8,673
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              25,159          8,553
                                                                          --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 32,662       $ 17,226
                                                                          ========       ========
     Supplemental disclosures of cash flow information
         Income taxes                                                     $    250       $    300
         Interest                                                         $  1,068       $  1,500
NONCASH TRANSACTIONS:
         Transfers of loans to loans held-for-sale                        $     --       $ 13,487

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consistently, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 2001.

Reclassifications - Certain reclassifications have been made to the prior year's reported balances to conform to the current year presentation.

NOTE B: NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets".

The provisions of SFAS Nos. 141 and 142 were adopted by the Company as required effective July 1, 2001, and January 1, 2002, respectively. The adoption of SFAS Nos. 141 and 142 had no affect on the financial position or results of operations of the Company.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses in long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No.
121. The provisions of SFAS No. 144 are effective for years beginning after December 15, 2001. The adoption of SFAS No. 144 did not affect the financial position or results of operations of the Company.

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

NOTE D: CORRECTION OF AN ERROR

In December 2001, Management became aware of a possible error in the reconciliation process for one of the Bank's correspondent bank accounts. In January 2002, following investigation, Management confirmed the presence of an error in the reconciliation process as a result of which an inappropriate reconciling item had been perpetuated for several years. The item in question is more than three years old. While efforts to determine the origin of the reconciling item continue, Management concluded that it is not appropriate to continue to record this item as an asset of the Bank and the Company. Accordingly, the opening retained earnings balances of the Bank as of January 1, 1999 and of the Company on a consolidated basis have been reduced by $2.343 million.

NOTE E:  OTHER EXPENSES

 OTHER EXPENSES IN THE CONSOLIDATED STATEMENTS OF INCOME INCLUDE THE FOLLOWING:

                           Three Months Ended March 31
                           ---------------------------
                                2002            2001
                                ----            ----
                               (dollars in thousands)

Directors fees                  $ 44            $ 42
Professional fees                132              86
Bank security                     75              68
Other                            498             362
                                ----            ----
TOTAL OTHER EXPENSES            $749            $558
                                ====            ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2002 (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED AND PER SHARE AMOUNTS)

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

Overview

OPERATIONS

IBW Financial Corporation's net income for the first quarter of 2002 totaled $579, a decrease of $292, or 34% from $871 for March 2001. This was the net result of an increase in non-interest expenses of $402, a decrease of $151 in non-interest income, offset by a decrease of $220 in income taxes and an increase in net interest income of $41. Return on average assets (ROAA) was .76% for the quarter ended March 31, 2002, as compared to 1.26% for the same quarter in 2001, and return on average shareholder's equity
(ROAE) was 9.87% and 17.51% for the same periods.

The decrease in net income was attributed primarily to lower realized security gains, higher salaries and benefits and higher other expenses. During the first quarter of 2001, $280 in security gains were realized compared to $85 in 2002, a difference of $195 or 70%. Salaries and benefits have increased $123 or 5% due primarily to increased personnel costs associated with the two new Walmart branches that opened in the second quarter of 2001.

NET INTEREST INCOME

Net interest income (tax equivalent) for the three months ended March 31, 2002 increased $69, or 2% compared to the same period last year. The average balance of interest-earning assets for the three-month period ending March 31, 2002 increased $23 million or 9% to $282 million compared to $259 million for the three-month period ended March 31, 2001. While the volume of earnings assets grew, the yield on average interest-earning assets decreased by 120 basis points to 6.99% for the three-months ended March 31, 2002 compared to 8.19% for the same period last year. The volume of interest-bearing liabilities also increased during the first quarter of 2002, increasing $18 million from December 31, 2001 to $209 million. However, the rate paid on interest-bearing liabilities declined 113 basis points to 2.16% for the three months ended March 31, 2002 from 3.29% for the same period last year.

Net loans averaged $132 million during the first quarter of 2002 compared to $127 million of the first quarter of 2001, reflecting an increase of $5 million. Interest and fees on loans decreased $189 or 6% to $2.8 million for the three months ended March 31, 2002 compared to $3.0 million for the same period last year. Additionally, the average yield on net loans decreased 89 basis points to 8.55% for the three months ended March 31, 2002 compared to 9.44% for the same period last year. The increase in loans largely reflects growth in the commercial real estate sector, which increased from $61 million at March 31, 2001 to $67 at March 31, 2002.

Taxable securities averaged $105 million during the first quarter of 2002 compared to $103 million for the first quarter of 2001, reflecting an increase of $2 million. Interest income from taxable securities decreased $218 or 10% to $1.5 million for the three months ended March 31, 2002 compared to $1.8 million for the same period last year. While the average balance increased, the average yield on taxable securities decreased 95 basis points to 5.98% for the three months ended March 31, 2002 compared to 6.93% for the same period last year.

Non-taxable securities averaged $24 million during the first quarter of 2001 compared to $19 million for the first quarter of 2000, reflecting an increase of $5 million. Interest income from non-taxable securities increased $84 thousand or 22% to $461 thousand for the three months ended March 31, 2002 compared to $377 thousand for the same period last year. The tax equivalent yield on non-taxable securities decreased to 7.69% for the three months ended March 31, 2002 compared to 8.16% for the same period last year.

Federal funds sold averaged $21 million during the first quarter of 2002 compared to $10 million for the first quarter of 2001, reflecting an increase of $11 million. Interest income from federal funds sold increased $73 to $133 for the three months ended March 31, 2002 compared to $60 for the same period last year. The yield on federal funds sold decreased 376 basis points to 1.65% for the three months ended March 31, 2002 compared to 5.41% for the same period last year.

Average interest-bearing liabilities increased $18 million or 9% to $209 million for the three months ended March 31, 2002 compared to $191 million for the same period last year. The average cost on interest-bearing liabilities decreased 113 basis points to 2.16% for the three months ended March 31, 2002 compared to 3.29% for the same period last year. The increase in average interest-bearing liabilities are centered primarily in time deposits increasing by $10 million, and an increase in long term borrowings of $10 million, offset by a decrease in short-term borrowings by $5 million. The total cost of interest-bearing liabilities decreased $441 thousand, centered primarily in short-term borrowings decreasing $401 to $153 or 73% from $554 a year ago, as the average rate decline from 4.59% to 1.40%.

The interest rate spread decreased 6 basis points to 4.83% at March 2002 from 4.89% at March 2009, and is primarily attributable to a larger decrease in yields on earning assets of 120 basis points compared to the decrease in interest-bearing liabilities of 113 basis points. The decline in average rates on interest earning assets and liabilities reflects general declines in market interest rates as a result of Federal Reserve actions in 2001.

PROVISION FOR LOAN LOSSES

The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. No provision for loan losses was made during the three months ended March 31, 2002 or for the three month period ended March 31, 2001. Non-performing assets increased to $3.3 million at March 31, 2002 from $3.1 million at year end 2001. Loans with potential credit problems decreased $308 or 3% to $9.2 million at March 31, 2002 from $9.5 million at year-end 2001. See the "Non-Performing Assets" section for additional information related to the Company's allowance for loan losses.

NON-INTEREST INCOME

Non-interest income decreased $151, or 12%, to $1,109 for the three months ended March 31, 2002 compared to $1,260 for March 31, 2001. The decrease is attributed primarily to lower security gains of $85 for the period ending March 31, 2002 compared to a security gains of $280 for the same period last year, a difference of $195.

NON-INTEREST EXPENSE

Non-interest expenses increased $402 to $4.0 million for the three months ended March 31, 2002 compared to $3.6 million for the same period last year. The composition of the increase consist of an increase $191 in other expenses, an increase of $123 thousand in salary and employee benefits, an increase of $13 thousand in furniture and equipment, an increase of $17 thousand in data processing expenses, and an increase of $38 thousand in occupancy expenses. The increase in non-interest expenses was due largely to the additional expenses associated with the two Walmart branches that were open during the second quarter of 2001.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of 2002 was $168, compared to $388 a year ago due to lower income before taxes. The effective tax rate was 22% and 31% for the quarters ending March 31, 2002 and 2001 respectively. The decrease in the effective tax rate is due primarily to higher tax exempt income relative to other sources of income.

BALANCE SHEET OVERVIEW

Total assets, at $302 million for March 31, 2002 increased $7 million compared to $295 million at December 31, 2001. The change in the composition of the balance sheet primarily reflects an increase of $8 million in total cash and cash equivalents, an increase of $2 million in securities, an increase of $1 million in interest-bearing deposits offset by a decrease $4 million in loans. Total deposits increased $7 million to $224 million, up from $217 million at December 31, 2001.

Total stockholders' equity was $23.1 million at March 32, 2002, representing a decrease of $64 due primarily to the decrease in unrealized gain on available-for-sale securities of $637 and an increase in retained earnings of $573. Preferred stock dividends of $6 were declared during the first quarter of 2002. Subsequent to the first quarter of 2002, common stock dividends totaling $234 were declared during the second quarter of 2002.

The Company recorded a total risk-based capital ratio of 14.54% at March 31, 2002, compared to 14.77% at December 31, 2001; a tier 1 risk-based capital ratio of 13.28%, compared to 13.51% ; and a capital leverage ratio of 7.02%, compared to 6.94%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at March 31, 2002 is adequate.

LIQUIDITY
---------

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company's major source of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) is its deposit base. At March 31, 2002, total deposits were $223.8million. Core deposits, considered to be stable funding sources and defined as all deposits except certificates of deposit of $100,000 or more, totaled $199 million or 88.9% of total deposits. Liquidity is also provided through the Company's overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At March 31, 2002, federal funds sold totaled $19.7 million or 6.5% of total assets, investments available-for-sale totaled $129.1million or 42.7% of total assets and the fair value of investment securities due in one year or less (excluding mortgage-backed securities) was $19.4 million or 6.4% of total assets.

In addition, the Bank has external sources of funds which can be used as needed. The Federal Home Loan Bank of Atlanta ("FHLB") is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 8% of the Bank's total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank's continued creditworthiness, compliance with the terms and conditions of the Advance Application and the pledging of sufficient eligible collateral to secure advances. At March 31, 2002 the Company had a $25 million credit limit with the FHLB with advances outstanding of $10 million. The Company had collateral on deposit sufficient to borrow up to $25 million limit.

The carrying value of the Company's securities portfolio was $129 million, as of March 31, 2002 an increase of $2 million from December 31, 2001. This composition reflected a change as U. S. Government Agency securities increased approximately $4 million to $44 million while mortgage-backed securities decreased $5 million to $56 million, and an increase in non-taxable securities of $2 million to $26 million. These changes were also impacted by the decline in the unrealized available for sale gain of $1 million. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 2.5 years at March 31, 2002, changing from 3.34 years at December 31, 2001. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. There are no issuers of securities other than governmental securities, whose securities held by the Company, have a book value in excess of 10% of shareholders' equity.

The allowance for loan losses was $3.3 million at each of March 31, 2002 and December 31, 2001, or 2.5% of total loans at March 31, 2002, compared to 2.4% at December 31, 2001. No provision for loan losses was made for either first quarters of 2002 and 2001. Non-performing assets increased $193 or 6% to $3,300 from $3,107 at year-end 2001. Loans with potential credit problems (excluding non-performing assets) decreased to $9,168 at March 31, 2002 from $9,476 at year-end 2001, representing a decrease of $308 or 3%. At March 31, 2002 and year-end 2001, non-performing assets represented 1.09% and 1.05% respectively of total assets.

              AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS (1)

                                          Three Months Ended              Three Months Ended                Year Ended
                                            March 31, 2002                  March 31, 2001              December 31,  2001
                                   --------------------------------------------------------------------------------------------
                                                                                          Amount                       Amount
                                   Average   Average   Amount Paid   Average    Average   Paid or   Average   Average  Paid or
                                   Balance     Rate     or Earned    Balance      Rate    Earned    Balance     Rate   Earned
                                   --------------------------------------------------------------------------------------------
                                                                             (dollars in thousands)
ASSETS
Loans, net                         $131,563    8.55%       $2,773    $127,200     9.44%   $2,962    $115,689    9.23%   $10,676
Taxable securities                  104,512    5.98%        1,540     102,853     6.93%    1,758     112,330    6.58%     7,387
Non-taxable securities(2)            24,322    7.69%          461      18,739     8.16%      377      19,359    7.58%      1467
Federal funds sold                   20,871    1.65%           85       9,964     5.41%      133       2,744    6.05%       166
Interest-bearing deposits held
  with other banks                    1,164    2.79%            8         759     4.81%        9         984    5.49%        54
                                   --------                ------    --------             ------    --------            -------
Total interest-earning assets      $282,432    6.99%       $4,867     259,515     8.19%   $5,239     251,106    7.87%   $19,750
Cash and due from banks              12,431                            10,907                         12,919
Bank premises and
  equipment, net                      2,469                             2,046                          2,254
Other assets                          4,127                             3,531                          5,297
                                   --------                          --------                       --------
Total assets                       $301,459                          $275,999                       $271,576
                                   ========                          ========                       ========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing demand deposits   $ 33,871    0.69%          $58    $ 33,831     0.91%   $   76    $ 27,233    0.55%   $   151
Savings deposits                     62,978    1.87%          290      60,163     2.25%      334      60,802    2.26%     1,377
Time deposits                        58,036    3.42%          489      48,349     4.95%      590      58,852    4.07%     2,396
                                   --------                ------    --------             ------    --------            -------
Total interest-bearing deposits     154,885    2.19%          837     142,343     2.85%    1,000     146,887    2.67%     3,924
Short-term borrowings                44,219    1.40%          153      48,964     4.59%      554      42,336    5.41%     2,292
Long-term borrowings                 10,000    4.99%          123          --                --           --
                                   --------                ------    --------             ------    --------            -------
Total interest-bearing liabilities  209,104    2.16%       $1,113     191,307     3.29%   $1,554     189,223    3.29%   $ 6,216
Noninterest-bearing liabilities      66,920                            63,574                         62,006
Other liabilities                     1,970                             1,219                          1,807
Total liabilities                   277,994                           256,100                        253,036
                                   --------                          --------                       --------
Shareholders' equity                 23,465                            19,899                         18,540
                                   --------                          --------                       --------
Total liabilities and
  shareholders' equity             $301,459                          $275,999                       $271,576
                                   ========                          ========                       ========
NET INTEREST INCOME AND NET
YIELD ON INTEREST-EARNING ASSETS

Net interest income                                        $3,754                         $3,685                        $13,534
                                                           ======                         ======                        =======
Interest rate spread                           4.83%                              4.89%                         4.58%
Net yield on average interest-
  earning assets                               5.39%                              5.76%                         5.39%
Average interest-earning assets
  to average interest-bearing
  liabilities                                135.07%                            135.65%                       132.70%

----------
(1) Yields on securities available for sale have been computed based upon the historical cost of such securities and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholder's equity. Nonaccruing loans are included in average balances.
(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $4,711, and $3,598 for March 31, 2002, $5,111 and $3,557 for March 31, 2001 and $19,606 and $14,065
    for 2001.

                        LOAN LOSS AND RECOVERY EXPERIENCE

                                                    ----------------------------------------
                                                    Three Months Ended         Year Ended
                                                      March 31, 2002       December 31, 2001
                                                    ----------------------------------------
                                                             (dollars in thousands)
Total outstanding loans at end of period                $ 135,466              $ 139,424
Average amount of net loans outstanding                   131,563                128,631
Allowance for loan losses
  at beginning of period                                    3,283                  3,580
Loans charged off:
  Commercial                                                    7                    349
  Real estate mortgage                                         --                    168
  Installment loans to individuals                            108                    340
                                                        ---------              ---------
Total charge-offs                                             115                    857
                                                        ---------              ---------
Recoveries of loans previously charged-off:
  Commercial                                                   72                    157
  Real estate mortgage                                         93                    239
  Installment loans to individuals                             15                    164
                                                        ---------              ---------
 Total recoveries                                             180                    560
                                                        ---------              ---------
Net (recoveries) charge-offs                                  (65)                   297
Additions to allowance charged to
  operations                                                   --                     --

Allowance for loan losses at end of period                  3,348                  3,283
Ratio of net charge-offs during period
  to average outstanding loans during period                (0.05)%                 0.23%
Ratio of allowance for possible loan
  losses at period to total loans                            2.47%                  2.35%

The following table sets for the allocation of the allowance for loan losses as of the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                          March 31, 2002 Percent    December 31, 2001 Percent
                                        (dollars in thousands)
Commercial                $2,006          56.28%      $1,919          52.46%
Real estate mortgage         416          38.50%         396          42.13%
Consumer                     255           5.22%         252           5.41%
Unallocated                  671          --             716          --
                          ------         ------       ------         ------
Total                     $3,348         100.00%      $3,283         100.00%
                          ======         ======       ======         ======

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

                              NON-PERFORMING ASSETS

                                             -----------------------------------
                                             March 31, 2002    December 31, 2001
                                             -----------------------------------
                                                   (dollars in thousands)
Non-accrual loans(1)                             $ 1,962            $ 2,462
Loans past due 90 days or more
  and still accruing                               1,338                645
Foreclosed properties                                 --                 --
                                                 ---------          -------
Total                                            $ 3,300            $ 3,107
                                                 =========          =======
Non-performing assets to gross loans
  and foreclosed properties at period
  end                                               2.44%              2.22%
Non-performing loans to total loans                 2.44%              2.22%
Non-performing assets to total
  assets at period end                              1.09%              1.05%

----------
1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the three months ended March 31, 2002 and the year ended December 31, 2001 for non-accrual loans had the loans been current in accordance with their original terms was $41 and $103, respectively.

At March 31, 2002, there were $9,168 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. This represents a decrease of $308 or 3% from year-end 2001. Included in the total are seventeen loans, totaling $7,720, fully collateralized by real estate, five of which represent $5,670 or 62% of the total. The remaining $1,448 consists of seven commercial loans, one at $750 or 52% of the remaining amount, secured primarily by accounts receivable and various business equipment.

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

The Agreement does not contain any capital directive or other requirement that the Bank increase its capital, or maintain a minimum level of capital in excess of generally applicable capital requirements. As of April 30, 2002, the Bank has submitted to the OCC all of the written plans, policies, and other information required by the Agreement, and all revisions requested by the OCC, although certain submissions were made outside of the time limits required by the Agreement. There can be no assurance that its regulators will deem the Bank to be compliant under the Agreement, or that they will not require additional compliance efforts. Failure to comply with the provisions of the Formal Agreement could subject the Bank and its directors to additional enforcement actions, including but not limited to a cease and desist order, a safety and soundness order or civil money penalties.

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

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K

         (a)     Exhibits
                 (11) Statement Regarding Computation of  Per Share Earnings

         (b)     Reports on Form 8-K
                 On February 8, 2002, the Company filed a report on Form 8-K, under item 5, reporting the reduction of the opening retained earnings balance as of January 1, 1999 as a result of an error in the reconciliation process.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    IBW FINANCIAL CORPORATION


May 14, 2002                        /s/ B. Doyle Mitchell, Jr.
                                    B. Doyle Mitchell, Jr., President


May 14, 2002                        /s/ Thomas A. Wilson, Jr.
                                    Thomas A. Wilson, Jr., Senior Vice President
                                    and Chief Financial and Accounting Officer