Form 10QSB
period 2002-06-30
IBW FINANCIAL CORP
filed 2002-08-14
CIK 1013274

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      X     Quarterly Report under Section 13 or 15(d) of the Securities
    -----   Exchange Act of 1934 For the Quarterly Period ended June 30, 2002.

    _____ Transition report under Section 13 or 15(d) of the Securities Exchange Act For the transition period from ________ to _______ .

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file reports), and (2) has
been subject to such filing requirements for the past 90 days.  X   Yes ____ No
                                                              -----

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30, 2002, there were 668,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

Transitional Small Business Disclosure Format (check one) _______Yes  X   No
                                                                    -----

PART  I   FINANCIAL INFORMATION
          ---------------------

ITEM 1.   FINANCIAL STATEMENTS

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

                                                                June 30, 2002    December 31, 2001
                                                                ----------------------------------
                                                                     (dollars in thousands)
ASSETS
     Cash and cash equivalents:
     Cash and due from banks                                       $ 14,393          $ 11,059
     Federal funds sold                                              11,600            14,100
                                                                ----------------------------------
         Total cash and cash equivalents                             25,993            25,159

     Interest-bearing deposits in other banks                         1,828               882
     Investment securities available-for-sale, at fair
     value                                                          139,146           127,365
     Loans receivable, net of allowance
         for loan losses of $3,361 and $3,283                       132,843           135,514
     Bank premises and equipment, net                                 2,357             2,374
     Accrued interest receivable                                      2,001             1,928
     Other assets                                                     2,843             2,200
                                                                ----------------------------------
         TOTAL ASSETS                                               307,011           295,422
                                                                ==================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Noninterest-bearing deposits                                  $ 66,760          $ 63,869
     Interest-bearing deposits                                      169,099           153,121
                                                                ----------------------------------
         Total deposits                                            $235,859          $216,990
     Short term borrowings                                           34,093            43,483
     Long term borrowings                                            10,000            10,000
     Accrued expenses and other liabilities                           1,953             1,798
                                                                ----------------------------------
         Total liabilities                                          281,905           272,271
                                                                ----------------------------------
SHAREHOLDERS' EQUITY
     Preferred stock - $1 par value; 1,000,000 authorized
     (500,000 voting and 500,000 nonvoting);
     20,000 series A nonvoting issued and outstanding,
     stated at liquidation value                                        500               500
     Common stock - $1 par value; 1,000,000 authorized;
         668,360 shares issued and outstanding                          668               668
     Capital surplus                                                  5,051             5,051
     Retained earnings                                               15,704            14,756
     Accumulated other comprehensive income                           3,183             2,176
                                                                ----------------------------------
         Total shareholders' equity                                  25,106            23,151
                                                                ----------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $307,011          $295,422
                                                                ==================================

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                 Three Months Ended June 30
                                                              --------------------------------
                                                              June 30, 2002      June 30, 2001
                                                              --------------------------------
                                                                   (dollars in thousands)
INTEREST INCOME:
       Interest and fees on loans                                $  2,734          $  2,798
       U.S. treasury securities                                         5                15
       Obligations of U.S. government agencies and
       corporations                                                   642               640
       Collateralized mortgage obligations                            831               990
       Obligations of states and political subdivisions               389               305
       Bank balances and other securities                              27                32
       Federal funds sold                                              62                91
                                                              --------------------------------
         Total interest income                                      4,690             4,871
                                                              --------------------------------
INTEREST EXPENSE:
     Interest-bearing deposits                                        620               840
     Time certificates over $100,000                                  175               187
     Short-term borrowings                                            118               428
     Long-term borrowings                                             125                --
                                                              --------------------------------
         Total interest expense                                     1,038             1,455
                                                              --------------------------------
NET INTEREST INCOME                                                 3,652             3,416
PROVISION FOR LOAN LOSSES                                              --                --
                                                              --------------------------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                              3,652             3,416
                                                              --------------------------------
NONINTEREST INCOME
       Service charges on deposit accounts                            753               755
       Other fee income                                               243               216
       Gain on sales of investment securities                         195                --
       Other operating income                                          47               325
                                                              --------------------------------
         Total noninterest income                                   1,238             1,296
                                                              --------------------------------
NONINTEREST EXPENSE
       Salaries and employee benefits                               2,328             2,104
       Occupancy                                                      245               204
       Furniture and equipment                                        326               297
       Data processing                                                217               207
       Stationary and Supplies                                        203               172
       Advertising                                                     39               118
       Other expenses                                                 769               694
                                                              --------------------------------
         Total noninterest expense                                  4,127             3,796
                                                              --------------------------------

INCOME BEFORE INCOME TAXES                                            763               916

PROVISION FOR INCOME TAXES                                            148               237
                                                              --------------------------------
NET INCOME                                                       $    615          $    679
                                                              ================================
EARNINGS PER COMMON SHARE - Basic and diluted                    $   0.90          $   1.00
                                                              ================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        668,360           668,360
                                                              ================================

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                  Six Months Ended June 30
                                                               -------------------------------
                                                               June 30, 2002     June 30, 2001
                                                               -------------------------------
                                                                   (dollars in thousands)
INTEREST INCOME:
       Interest and fees on loans                                $  5,507          $  5,760
       U.S. treasury securities                                         9                31
       Obligations of U.S. government agencies and
       corporations                                                 1,220             1,185
       Collateralized mortgage obligations                          1,753             2,120
       Obligations of states and political subdivisions               713               599
       Bank balances and other securities                              52                63
       Federal funds sold                                             147               224
                                                               -------------------------------
         Total interest income                                      9,401             9,982
                                                               -------------------------------
INTEREST EXPENSE:
     Interest-bearing deposits                                        372               368
     Time certificates over $100,000                                1,260             1,659
     Short-term borrowings                                            271               982
     Long-term borrowings                                             248                --
                                                               -------------------------------
         Total interest expense                                     2,151             3,009
                                                               -------------------------------
NET INTEREST INCOME                                                 7,250             6,973
PROVISION FOR LOAN LOSSES                                              --                --
                                                               -------------------------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                              7,250             6,973
                                                               -------------------------------
NONINTEREST INCOME
       Service charges on deposit accounts                          1,500             1,477
       Other fee income                                               466               428
       Gain on sales of investment securities                         280               280
       Gain on loans                                                    2               276
       Other operating income                                          99                95
                                                               -------------------------------
         Total noninterest income                                   2,347             2,556
                                                               -------------------------------
NONINTEREST EXPENSE
       Salaries and employee benefits                               4,529             4,182
       Occupancy                                                      459               380
       Furniture and equipment                                        623               581
       Data processing                                                450               423
       Stationary and supplies                                        379               329
       Advertising                                                    129               207
       Other expenses                                               1,518             1,252
                                                               -------------------------------
         Total noninterest expense                                  8,087             7,354
                                                               -------------------------------
INCOME BEFORE INCOME TAXES                                          1,510             2,175

PROVISION FOR INCOME TAXES                                            316               625
                                                               -------------------------------
NET INCOME                                                       $  1,194          $  1,550
                                                               ===============================
EARNINGS PER COMMON SHARE - Basic and diluted                    $   1.76          $   2.30
                                                               ===============================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        668,360           668,360
                                                               ===============================

IBW FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                                                     ACCUMULATED          TOTAL
                                                         PREFERRED  COMMON             RETAINED  OTHER COMPREHENSIVE  STOCKHOLDERS
                                                           STOCK    STOCK    SURPLUS   EARNINGS  INCOME, NET OF TAX       EQUITY

          BALANCES, JANUARY 1, 2002                       $   500   $   668  $  5,051  $ 14,756         $  2,176         $ 23,151
                                                                                                                         --------
Net income                                                     --                  --     1,194               --            1,194
Other comprehensive income, net of tax:
  unrealized gain on securities available for sale             --                  --        --            1,007            1,007
                                                                                                                         --------
          Total comprehensive income (gain)                    --                  --        --               --            2,201

Cash dividends paid:                                                                                          --               --
  Preferred stock $0.63 per share                                                           (12)              --              (12)
    Common stock $0.35 per share                               --        --        --      (234)              --             (234)
                                                          -------   -------  --------  --------         --------         --------
BALANCES,  JUNE 30, 2002                                  $   500   $   668  $  5,051  $ 15,704         $  3,183         $ 25,106
                                                          =======   =======  ========  ========         ========         ========

BALANCES, January 1, 2001 (previously reported)           $   500   $   668  $  5,051  $ 14,770         $  1,147         $ 22,136
                                                                                                                         --------
Restatement for correction of error                            --        --        --    (2,343)              --           (2,343)

BALANCES, January 1, 2001 (restated)                      $   500   $   668  $  5,051  $ 12,427         $  1,147         $ 19,793
                                                                                                                         --------
  Net income                                                   --                  --     1,550               --            1,550
  Other comprehensive income, net of tax:
     unrealized gain on securities available for sale          --                  --        --            1,052            1,052
                                                                                                                         --------
          Total comprehensive income                           --                  --        --               --            2,602

Cash dividends paid:                                                                                          --               --
  Preferred stock $0.63 per share                              --        --        --       (12)              --              (12)
    Common stock $0.35 per share                               --        --        --      (235)              --             (235)
                                                          -------   -------  --------  --------         --------         --------
BALANCES, JUNE 30, 2001                                   $   500   $   668  $  5,051  $ 13,730         $  2,199         $ 22,148
                                                          =======   =======  ========  ========         ========         ========

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

                                                                Six Months Ended June 30
                                                               ---------------------------
                                                                 2002               2001
                                                               ---------------------------
                                                                  (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                    $  1,194           $  1,550
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                      270                205
  Amortization of intangible assets                                  75                 85
  Accretion/amortization of premiums                                 39                 68
   Gain on sale of investment securities                           (280)              (280)
   Gain on sale of loans                                              2               (276)
   (Increase) Decrease in accrued interest receivable               (73)              (165)
   (Decrease) Increase in other assets                             (341)            (2,496)
   Decrease (Increase) in accrued expenses and other
    liabilities                                                     155                579
                                                               ---------------------------
        Net cash used (provided) by operating
         activities                                               1,041               (730)
                                                               ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from principal payments on securities
  available-for-sale                                              8,738              9,880
 Proceeds from maturities of investment securities
  available-for-sale                                              7,564             30,264
 Proceeds from sales of investment securities
  available-for-sale                                             16,372             13,487
 Purchase of investment securities available-for-sale           (43,583)           (49,124)
 Net (increase) decrease in interest-bearing deposits
  in banks                                                         (946)               484
 Net decrease (increase) in loans                                 2,669             (9,138)
 Additions to bank premises and equipment, net                     (254)              (174)
                                                               ---------------------------
 Net cash used by  investing activities                          (9,440)            (4,321)
                                                               ---------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                        18,869             12,149
 Net decrease in short-term borrowings                           (9,390)             5,654
 Dividends paid                                                    (246)              (247)
                                                               ---------------------------
   Net cash provided by financing activities                      9,233             17,556
                                                               ---------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                               834             12,505
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   25,159             10,896
                                                               ---------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 25,993           $ 23,401
                                                               ===========================
 Supplemental disclosures of cash flow information
  Income taxes                                                 $    365           $    375
  Interest                                                     $  2,258           $  2,985
NONCASH TRANSACTIONS:
  Transfers of loans to loans held-for-sale                    $     --           $ 13,487

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consisting, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 2001.

Reclassifications - Certain reclassifications have been made to the prior year's reported balances to conform to the current year presentation.

Note B:  NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after March 31, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

Note E:  OTHER EXPENSES

OTHER EXPENSES IN THE CONSOLIDATED STATEMENTS OF INCOME INCLUDE THE FOLLOWING:

                                            Six Months Ended June 30
                                        --------------------------------
                                         2002                      2001
                                        --------------------------------
                                             (dollars in thousands)

Directors fees                          $  127                    $   84
Professional fees                          222                       186
Bank security
                                           163                       122
Other                                    1,006                       860
                                        ------                    ------
TOTAL OTHER EXPENSES                    $1,518                    $1,252
                                        ======                    ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2002 (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED AND PER SHARE AMOUNTS)

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

CRITICAL ACCOUNTING POLICIES
----------------------------

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

The Company considers the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (ii) SFAS 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors on the formula allowance and unallocated allowance components of the allowance. The establishment of allowance factors is a continuing exercise, based on management's continuing assessment of the global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors such as competition and regulatory requirements, and their impact on the portfolio, and allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or chargeoffs.

Overview

OPERATIONS

IBW Financial Corporation's net income for the first half of 2002 totaled $1,194, a decrease of $356, or 23% from $1,550 for June 2001. This was the net result of an increase in non-interest expenses of $733, a decrease of $209 in non-interest income, offset by a decrease of $309 in income taxes and an increase in net interest income of $277. Return on average assets (ROAA) was ..79% for the first half ended June 30, 2002, as compared to 1.09% for the same period in 2001, and return on average shareholder's equity (ROAE) was 10.35% and 14.4% for the same periods.

The decrease in net income was attributed primarily to lower realized gains on the sale of loans, higher salaries and benefits and higher other expenses. During the first half of 2001, $276 was realized in the sale of loans gains compared to $2 in 2002, a difference of $276 or 99%. Salaries and benefits have increased $347 or 8% due primarily to increased personnel costs associated with the two new Walmart branches that opened during the second quarter of 2001.

NET INTEREST INCOME

Net interest income (tax equivalent) for the six months ended June 30, 2002 increased $373 or 5% compared to the same period last year. The average balance of interest-earning assets for the six-month period ending June 30, 2002 increased $19 million or 7% to $283 million compared to $264 million for the six-month period ended June 30, 2001. While the volume of earning assets grew, the yield on average interest-earning assets decreased by 87 basis points to 6.94% for the six-months ended June 30, 2002 compared to 7.81% for the same period last year. The volume of average interest-bearing liabilities also increased during the first half of 2002, increasing $21 million from the average for 2001 and $17 million for the same period last year, to $210 million. However, the rate paid on interest-bearing liabilities declined 107 basis points to 2.07% for the six months ended June 30, 2002 from 3.14% for the same period last year.

Net loans averaged $131 million during the first half of 2002 compared to $127 million of the first half of 2001, reflecting an increase of $4 million. Interest and fees on loans decreased $253 or 4% to $5.5 million for the six months ended June

30, 2002 compared to $5.8 million for the same period last year. Additionally, the average yield on net loans decreased 72 basis points to 8.45% for the six months ended June 30, 2002 compared to 9.17% for the same period last year. The increase in loans largely reflects growth in the commercial real estate sector, which increased from $61 million at June 30, 2001 to $67 million at June 30, 2002.

Taxable securities averaged $106 million during the first half of 2002 compared to $109 million for the first half of 2001, reflecting a decrease of $2 million. Interest income from taxable securities decreased $430 or 12% to $3.0 million for the six months ended June 30, 2002 compared to $3.5 million for the same period last year. While the average balance decreased by 2%, the average yield on taxable securities decreased 68 basis points to 5.77% for the six months ended June 30, 2002 compared to 6.45% for the same period last year.

Non-taxable securities averaged $26 million during the first half of 2002 compared to $19 million for the first half of 2001, reflecting an increase of $5 million. Interest income from non-taxable securities increased $281 thousand or 37% to $1.0 million for the six months ended June 30, 2002 compared to $757 thousand for the same period last year. The tax equivalent yield on non-taxable securities decreased to 7.95% for the six months ended June 30, 2002 compared to 8.13% for the same period last year.

Federal funds sold averaged $18 million during the first half of 2002 compared to $9 million for the first half of 2001, reflecting an increase of $9 million. Interest income from federal funds sold decreased $77 to $147 for the six months ended June 30, 2002 compared to $224 for the same period last year. The yield on federal funds sold decreased 328 basis points to 1.66% for the six months ended June 30, 2002 compared to 4.94% for the same period last year.

Average interest-bearing liabilities increased $17 million or 9% to $210 million for the six months ended June 30, 2002 compared to $193 million for the same period last year. The average cost on interest-bearing liabilities decreased 107 basis points to 2.07% for the six months ended June 30, 2002 compared to 3.14% for the same period last year. The increase in average interest-bearing liabilities are centered primarily in interest-bearing demand deposits increasing by $12 million, and an increase in long term borrowings of $10 million, offset by a decrease in short-term borrowings by $9 million. The total cost of interest-bearing liabilities decreased $858 thousand, centered primarily in short-term borrowings decreasing $711 to $271or 72% from $982 a year ago, as the average rate decline from 3.96% to 1.34%.

The interest rate spread increased 16 basis points to 4.83% at June 2002 from 4.67% at June 2001, and is primarily attributable to a larger decrease in yields on interest-bearing liabilities of 107 basis points compared to the decrease in earning assets of 87 basis points. The decline in average rates on interest earning assets and liabilities reflects general declines in market interest rates as a result of Federal Reserve actions in 2001.

PROVISION FOR LOAN LOSSES

The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. No provision for loan losses was made during the six months ended June 30, 2002 or for the six month period ended June 30, 2001. Non-performing assets decrease to $2.1 million at June 30, 2002 from $3.3 million at year-end 2001. However, loans with potential credit problems increased $2.4 million or 25% to $11.9 million at June 30, 2002 from $9.5 million at year-end 2001. See the "Non-Performing Assets" section for additional information related to the Company's allowance for loan losses.

NON-INTEREST INCOME

Non-interest income decreased $209, or 8%, to $2,347 for the six months ended June 30, 2002 compared to $2,556 for June 30, 2001. The decrease is attributed primarily to lower gain on sale of loans of $2 for the period ending June 30, 2002 compared to a gain on sale of loans of $276 for the same period last year, a difference of $274.

NON-INTEREST EXPENSE

Non-interest expenses increased $733 to $8.1 million for the six months ended June 30, 2002 compared to $7.4 million for the same period last year. The composition of the increase consists of an increase of $319 in other expenses, an increase of $347 thousand in salary and employee benefits, an increase of $42 thousand in furniture and equipment, an increase of $27 thousand in data processing expenses, and an increase of $79 thousand in occupancy expenses. The increase in non-interest expenses was due largely to the additional expenses associated with the two Walmart branches that were opened during the second quarter of 2001, improvement and renovations at several branch offices, and increased employee training expenses.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first half of 2002 was $316, compared to $625 a year ago due to lower income before taxes. The effective tax rate was 21% and 29% for the first half ending June 30, 2002 and 2001 respectively. The decrease in the effective tax rate is due primarily to higher tax exempt income relative to other sources of income.

BALANCE SHEET OVERVIEW

Total assets, at $307 million for June 30, 2002 increased $12 million compared to $295 million at December 31, 2001. The change in the composition of the balance sheet primarily reflects an increase of $1 million in total cash and cash equivalents, an increase of $12 million in securities, an increase of $1 million in interest-bearing deposits offset by a decrease of $3 million in loans. Total deposits increased $19 million to $236 million, up from $217 million at December 31, 2001.

Total stockholders' equity was $25.1 million at June 30, 2002, representing an increase of $2.0 million due primarily to the increase in unrealized gain on available-for-sale securities of $1.0 million and an increase in retained earnings of $948. Preferred stock dividends of $12 were declared during the first half of 2002, and $234 in common stock dividends.

The Company recorded a total risk-based capital ratio of 15.49% at June 30, 2002, compared to 14.77% at December 31, 2001; a tier 1 risk-based capital ratio of 14.24%, compared to 13.51%; and a capital leverage ratio of 7.11 %, compared to 6.94%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at June 30, 2002 is adequate.

The carrying value of the Company's securities portfolio was $139 million, as of June 30, 2002 an increase of $12 million from December 31, 2001. The composition reflected a change as U. S. Government Agency securities increased approximately $6 million to $46 million, and an increase in non-taxable securities of $7 million to $31 million. As the Company classifies all of its securities as available for sale, these increases reflect the increase in the unrealized available for sale gain of $1 million. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 3.1 years at June 30, 2002, changing from 3.34 years at December 31, 2001. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. There are no issuers of securities other than governmental securities, whose securities held by the Company, have a book value in excess of 10% of shareholders' equity.

The allowance for loan losses was $3.4 million and $3.3 million as of June 30, 2002 and December 31, 2001, or 2.5% of total loans at June 30, 2002, compared to 2.4% at December 31, 2001. No provision for loan losses was made for either first quarters of 2002 and 2001. The increase in the reserve since December 31, 2001 reflects net recoveries of charged off loans of $77. Non-performing assets decreased $1,039 or 33% to $2,068 from $3,107 at year-end 2001. However, loans with potential credit problems (excluding non-performing assets) increased to $11,885 at June 30, 2002 from $9,476 at year-end 2001, representing an increase of $2,409 or 25%. At June 30, 2002 and year-end 2001, non-performing assets represented .67% and 1.05% respectively of total assets.

LIQUIDITY
---------

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company's major source of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) is its deposit base. At June 30, 2002, total deposits were $235.9 million. Core deposits, considered to be stable funding sources and defined as all deposits except certificates of deposit of $100,000 or more, totaled $212 million or 88.9% of total deposits. Liquidity is also provided through the Company's overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At June 30, 2002, federal funds sold totaled $11.6 million or 3.8% of total assets, investments available-for-sale totaled $139.1 million or 45.3% of total assets and the fair value of investment securities due in one year or less (excluding mortgage-backed securities) was $16.3 million or 5.3% of total assets.

In addition, the Bank has external sources of funds, which can be used as needed. The Federal Home Loan Bank of Atlanta ("FHLB") is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 8% of the Bank's total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank's continued creditworthiness, compliance with the terms and conditions of the Advance Application and the pledging of sufficient eligible collateral to secure advances. At June 30, 2002 the Company had a $25 million credit limit with the FHLB with advances outstanding of $10 million. The Company had collateral on deposit sufficient to borrow up to the $25 million limit.

              AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS (1)

                                           Six Months Ended                   Six Months Ended                Year Ended
                                            June 30, 2002                       June 30, 2001              December 31, 2001
                                    ---------------------------------------------------------------------------------------------
                                                           Amount                           Amount                        Amount
                                    Average    Average     Paid or     Average    Average   Paid or   Average   Average   Paid or
                                    Balance      Rate      Earned      Balance      Rate    Earned    Balance     Rate    Earned
                                    ---------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
ASSETS
Loans, net                          $131,437     8.45%     $5,507      $126,665     9.17%   $ 5,760   $115,689    9.23%   $10,676
Taxable securities (1)               106,534     5.77%      3,047       108,781     6.45%     3,477    112,330    6.58%     7,387
Non-taxable securities(2)             26,336     7.95%      1,038        18,770     8.13%       757     19,359    7.58%      1467
Federal funds sold                    17,828     1.66%        147         9,136     4.94%       224      2,744    6.05%       166
Interest-bearing deposits held
  with other banks                     1,355     2.23%         51           896     4.73%        21        984    5.49%        54
                                    --------               ------      --------             -------   --------            -------
Total interest-earning assets       $283,490     6.94%     $9,790       264,248     7.81%   $10,239    251,106    7.87%   $19,750

Cash and due from banks               12,232                             11,070                         12,919
Bank premises and
  equipment, net                       2,454                              2,031                          2,254
Other assets                           4,327                              3,805                          5,297
                                    --------                           --------                       --------
Total assets                        $302,503                           $281,154                       $271,576
                                    ========                           ========                       ========
LIABILITIES AND
SHAREHOLDERS' EQUITY

Interest-bearing demand deposits    $ 26,530     0.39%     $   51      $ 25,198     0.55%   $    69   $ 27,233    0.55%   $   151
Savings deposits                      64,106     1.83%        581        60,299     2.55%       762     60,802    2.26%     1,377
Time deposits                         68,569     2.94%      1,000        57,871     4.17%     1,196     58,852    4.07%     2,396
                                    --------               ------      --------             -------   --------            -------
Total interest-bearing deposits      159,205     2.07%      1,632       143,368     2.85%     2,027    146,887    2.67%     3,924
Short-term borrowings                 40,760     1.23%        248        49,949     3.96%       982     42,336    5.41%     2,292
Long-term borrowings                  10,000     5.46%        271            --                  --         --                 --
                                    --------               ------      --------             -------    -------            -------
Total interest-bearing liabilities   209,965     2.07%     $2,151       193,317     3.14%   $ 3,009    189,223    3.29%   $ 6,216
Noninterest-bearing liabilities       67,542                             64,777                         62,006
Other liabilities                      1,913                              1,536                          1,807
Total liabilities                         --                             21,524                        253,036
                                    --------                           --------                       --------
Shareholders' equity                  23,083                             21,524                         18,540
                                    --------                           --------                       --------
Total liabilities and
  shareholders' equity              $302,503                           $281,154                       $271,576
                                    ========                           ========                       ========
NET INTEREST INCOME AND NET
YIELD ON INTEREST-EARNING ASSETS

Net interest income                                        $7,603                           $ 7,230                       $13,534
                                                           ======                           =======                       =======
Interest rate spread                             4.83%                              4.67%                         4.58%
Net yield on average interest-
  earning assets                                 5.39%                              5.52%                         5.39%
Average interest-earning assets
  to average interest-bearing
  liabilities                                  135.07%                            136.69%                       132.70%

(1) Yields on securities available for sale have been computed based upon the historical cost of such securities and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholder's equity. Nonaccruing loans are included in average balances.

(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $9,401, and $7,250 for June 30, 2002, $9,982 and $6,973 for June 30, 2001 and $19,606 and $14,065
     for the year ended 2001.

                        LOAN LOSS AND RECOVERY EXPERIENCE

                                                       ------------------------------------------
                                                       Six Months Ended             Year Ended
                                                         June 30, 2002           December 31, 2001
                                                       -------------------------------------------
                                                                 (dollars in thousands)
Total outstanding loans at end of period                   $ 136,204                 $ 139,424
Average amount of net loans outstanding                      131,437                   128,631
Allowance for loan losses
  at beginning of period                                       3,283                     3,580
Loans charged off:
  Commercial                                                      59                       349
  Real estate mortgage                                            82                       168
  Installment loans to individuals                               133                       340
                                                       -------------------------------------------
Total charge-offs                                                274                       857
                                                       -------------------------------------------
Recoveries of loans previously charged-off:
  Commercial                                                     212                       157
  Real estate mortgage                                           100                       239
  Installment loans to individuals                                39                       164
                                                       -------------------------------------------
Total recoveries                                                 351                       560
                                                       -------------------------------------------
Net (recoveries) charge-offs                                     (77)                      297
Additions to allowance charged to
  operations                                                      --                        --

Allowance for loan losses at end of period                     3,361                     3,283
Ratio of net charge-offs during period
  to average outstanding loans during period                   (0.06)%                    0.23%
Ratio of allowance for possible loan
  losses at period to total loans                               2.47%                     2.35%

The following table sets for the allocation of the allowance for loan losses as of the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                         June 30, 2002 Percent       December 31, 2001 Percent
                                       (dollars in thousands)
Commercial                $2,091       55.94%           $1,919       52.46%
Real estate mortgage         484       38.77%              396       42.13%
Consumer                     293        5.29%              252        5.41%
Unallocated                  493          --               716          --
                          -------------------------------------------------
Total                     $3,361      100.00%           $3,283      100.00%
                          =================================================

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

                              NON-PERFORMING ASSETS

                                             -----------------------------------
                                             June 30, 2002     December 31, 2001
                                             -----------------------------------
                                                     (dollars in thousands)
Non-accrual loans(1)                            $ 1,514            $ 2,462
Loans past due 90 days or more
  and still accruing                                554                645
Foreclosed properties                                --                 --
                                             -----------------------------------
Total                                           $ 2,068            $ 3,107
                                             ===================================
Non-performing assets to gross loans
  and foreclosed properties at period
  end                                              1.52%              2.22%
Non-performing loans to total loans                1.52%              2.22%
Non-performing assets to total
  assets at period end                             0.67%              1.05%

1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the six months ended June 30, 2002 and the year ended December 31, 2001 for non-accrual loans had the loans been current in accordance with their original terms was $37 and $103, respectively.

At June 30, 2002, there were $11,885 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. This represents an increase of $2,409 or 25% from year-end 2001. Included in the total are twenty-one loans, totaling $11,241, fully collateralized by real estate, seven of which represent $8,581 or 76% of the total. The remaining $644 consists of seven commercial loans, one at $290 and one at $249, totaling $539 and representing 84% of the remaining amount, secured primarily by accounts receivable and various business equipment.

Formal Agreement with the OCC. On August 25, 1998, the Bank entered into a Formal Agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "OCC"). The Agreement requires the Bank to undertake certain actions within designated timeframes from the date the agreement was entered into, and to operate in compliance with the provisions thereof during its term.

Among the actions required by the Agreement are the following: (i) Within thirty days, the Bank shall employ an independent management consultant to perform a study of the Bank's management structure and staffing requirements, including a report identifying staffing requirements, job descriptions and evaluations for senior officers, and evaluating organizational structure. The Board of Directors (the "Board") is required to adopt within thirty days of the receipt of the report, a plan to eliminate any deficiencies in management, staffing, or supervision of management; (ii) The Board is required to take steps to obtain current and satisfactory credit information on loans without such information, and to insure that proper collateral documentation is maintained. Management may not grant, renew, alter, restructure or extend a loan without proper documentation and analysis of credit, purpose and anticipated source of repayment. In absence of such information, such loans my be made only upon certification of a majority of the Board why obtaining such information would be detrimental to the best interest of the Bank; (iii) Within thirty days the Board shall adopt a written program to eliminate the basis of criticism for assets rated "doubtful", "substandard" or "other assets especially mentioned;" (iv) Within thirty days the Board shall establish a loan review system to assure timely identification and categorization of problem credits and implement a process to insure the loan review function is independent; (v) Within sixty days the Board shall review and revise the Bank's loan policy based upon the guidance on Loan Portfolio Management in the Comptroller's Manual for National Bank Examiners. Within thirty days thereafter, the Board shall develop a process to ensure accountability for lending personnel; (vi) The Board shall notify the Assistant Deputy Comptroller before all loan sales; (vii) Within sixty days, the Board shall develop a written program to improve and strengthen collection efforts; (viii) Within ninety days the Board shall develop a profit plan to improve and sustain the Bank's earnings; (ix) Within 120 days, the Board shall adopt and implement a strategic plan for the Bank covering at least six years, including objectives for earnings performance, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of non-performing assets, product line development and market segments intended to be developed, together with strategies to achieve those objectives; (x) The Board shall take all steps necessary to correct any violation of law, rule or regulation cited in any report of examination.

Compliance with the Agreement is to be monitored by a committee (the "Committee") of at least six directors, none of whom is an employee of the Bank or a family member of an employee. The Committee, presently composed of four directors, is required to submit written progress reports on a monthly basis. The Agreement requires the Bank to make periodic reports and filings with the OCC.

The OCC has proposed civil money penalties against the directors of the Bank, based on violations of the Formal Agreement and certain reporting violations by the Bank. The Bank disputes the appropriateness of civil money penalties and the factual basis upon which they were determined, and continues to engage the OCC with respect to the appropriateness of penalties and the amount thereof.

PART  II OTHER INFORMATION
         -----------------

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         On April 23, 2002, the annual meeting of shareholders of the Company was held for the purposes of (i) electing nine (9) directors to serve until the next annual meeting and until their successors are duly elected and qualified and (ii) ratifying the appointment of Stegman & Company as the Company's independent auditors.

         The name of each director elected at the meeting, who constitute the entire Board of Directors in office upon completion of the meeting, and the votes cast for such persons are set forth below.

----------------------------------------------------------------------------------------------
Name                                 For      Against/Withheld  Abstentions   Broker Non-Votes
----------------------------------------------------------------------------------------------
Clinton W. Chapman, Esquire        469,500         2,398            --              --
----------------------------------------------------------------------------------------------
George H. Windsor, Esquire         469,500         2,398            --              --
----------------------------------------------------------------------------------------------
Benjamin L. King, CPA              469,500         2,398            --              --
----------------------------------------------------------------------------------------------
Pamela King, CPA                   469,500         2,398
----------------------------------------------------------------------------------------------
B. Doyle Mitchell, Jr.             469,500         2,398            --              --
----------------------------------------------------------------------------------------------
Massie S. Fleming                  469,500         2,398            --              --
----------------------------------------------------------------------------------------------
Cynthia T. Mitchell                469,500         2,398            --              --
----------------------------------------------------------------------------------------------
Robert R. Hagans                   469,500         2,398            --              --
----------------------------------------------------------------------------------------------
Emerson A. Williams, M.D.          469,500         2,398            --              --
----------------------------------------------------------------------------------------------

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         (11) Statement Regarding Computation of  Per Share Earnings

         99(a)    Certification of President and Chief Executive Officer

         99(b)    Certification of Chief Financial Officer

(b)      Reports on Form 8-K
         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      IBW FINANCIAL CORPORATION

Date: August 14, 2002                 By: /s/  B. Doyle Mitchell, Jr.
                                          -------------------------------------
                                          B. Doyle Mitchell, Jr., President


Date: August 14, 2002                 By: /s/ Thomas A. Wilson, Jr.
                                          --------------------------------------
                                          Thomas A. Wilson, Jr.,
                                          Senior Vice President, Chief Financial
                                          and Accounting Officer