Form 10QSB
period 2002-09-30
IBW FINANCIAL CORP
filed 2002-11-13
CIK 1013274

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

   X   Quarterly Report under Section 13 or 15(d) of the Securities Exchange
  ---  Act of 1934 For the Quarterly Period ended September 30, 2002.

       Transition report under Section 13 or 15(d) of the Securities
  ---  Exchange Act For the transition period from ________ to _______ .

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

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 1, 2002, there were 668,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

         Transitional Small Business Disclosure Format (check one)
               Yes   X   No
         -----     -----

PART  I   FINANCIAL INFORMATION
          ---------------------

ITEM 1.   FINANCIAL STATEMENTS -

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2002 (UNAUDITED) AND DECEMBER 31, 2001

                                                                      September 30, 2002     December 31, 2001
                                                                      ------------------     -----------------
                                                                                (dollars in thousands)
ASSETS
     Cash and cash equivalents:
     Cash and due from banks                                               $ 10,494               $ 11,059
     Federal funds sold                                                       5,300                 14,100
                                                                           --------               --------
         Total cash and cash equivalents                                     15,794                 25,159
     Interest-bearing deposits in other banks                                   728                    882
     Investment securities available-for-sale, at fair value                143,238                127,365
     Loans receivable, net of allowance
         for loan losses of $3,151 and $3,283                               133,585                135,514
     Bank premises and equipment, net                                         2,366                  2,374
     Accrued interest receivable                                              1,970                  1,928
     Other assets                                                             3,045                  2,200
                                                                           --------               --------
         TOTAL ASSETS                                                       300,726                295,422
                                                                           ========               ========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Noninterest-bearing deposits                                          $ 66,170               $ 63,869
     Interest-bearing deposits                                              168,912                153,121
                                                                           --------               --------
         Total deposits                                                    $235,082               $216,990
     Short term borrowings                                                   30,978                 43,483
     Long term borrowings                                                     5,000                 10,000
     Accrued expenses and other liabilities                                   3,099                  1,798
                                                                           --------               --------
         Total liabilities                                                  274,159                272,271
                                                                           --------               --------
SHAREHOLDERS' EQUITY
     Preferred stock - $1 par value; 1,000,000 authorized
         (500,000 voting and 500,000 nonvoting);
         20,000 series A nonvoting issued and outstanding,
         stated at liquidation value                                            500                    500
     Common stock - $1 par value; 1,000,000 authorized;
         668,360 shares issued and outstanding                                  668                    668
     Addtl paid in Capital                                                    5,051                  5,051
     Retained earnings                                                       16,058                 14,756
     Accumulated other comprehensive income                                   4,290                  2,176
                                                                           --------               --------
         Total shareholders' equity                                          26,567                 23,151
                                                                           --------               --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $300,726               $295,422
                                                                           ========               ========

See notes to consolidated financial statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                              Nine Months Ended September 30
                                                                         -----------------------------------------
                                                                         September 30, 2002     September 30, 2001
                                                                         ------------------     ------------------
                                                                                   (dollars in thousands)
INTEREST INCOME:
       Interest and fees on loans                                             $  8,267               $  8,599
       U.S. treasury securities                                                     14                     42
       Obligations of U.S. government agencies and corporations                  1,815                  1,768
       Collateralized mortgage obligations                                       2,502                  3,117
       Obligations of states and political subdivisions                          1,102                    865
       Bank balances and other securities                                           79                    134
       Federal funds sold                                                          209                    262
                                                                              --------               --------
        Total interest income                                                   13,988                 14,787
                                                                              --------               --------
INTEREST EXPENSE:
     Interest-bearing deposits                                                   1,916                  2,478
     Time certificates over $100,000                                               541                    539
     Short-term borrowings                                                         371                  1,289
     Long-term borrowings                                                          336                     --
                                                                              --------               --------
        Total interest expense                                                   3,164                  4,306
                                                                              --------               --------
NET INTEREST INCOME                                                             10,824                 10,481
PROVISION FOR LOAN LOSSES                                                           --                     --
                                                                              --------               --------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                                          10,824                 10,481
                                                                              --------               --------
NONINTEREST INCOME
       Service charges on deposit accounts                                       2,235                  2,228
       Other fee income                                                            684                    666
       Gain on sales of investment securities                                      432                    351
       Gain on sale of loans                                                         6                    276
       Other operating income                                                      168                    157
                                                                              --------               --------
        Total noninterest income                                                 3,525                  3,678
                                                                              --------               --------
NONINTEREST EXPENSE
       Salaries and employee benefits                                            6,775                  6,266
       Occupancy                                                                   696                    639
       Furniture and equipment                                                     938                    868
       Data processing                                                             657                    620
       Stationary and Supplies                                                     576                    492
       Advertising                                                                 157                    319
       Other expenses                                                            2,339                  2,011
                                                                              --------               --------
        Total noninterest expense                                               12,138                 11,215
                                                                              --------               --------
INCOME BEFORE INCOME TAXES                                                       2,211                  2,944
INCOME TAX PROVISION                                                               422                    820
                                                                              --------               --------
NET INCOME                                                                    $  1,789               $  2,124
                                                                              ========               ========
BASIC & DILUTED NET INCOME PER COMMON SHARE                                   $   2.65               $   3.15
                                                                              ========               ========
WEIGHTED AVERAGE COMMON SHARES                                                 668,360                668,360
                                                                              ========               ========

See notes to consolidated financial statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                                              Three Months Ended September 30
                                                                         -----------------------------------------
                                                                         September 30, 2002     September 30, 2001
                                                                         ------------------     ------------------
                                                                                   (dollars in thousands)
INTEREST INCOME:
       Interest and fees on loans                                             $  2,760               $  2,839
       U.S. treasury securities                                                      5                     11
       Obligations of U.S. government agencies and corporations                    595                    583
       Collateralized mortgage obligations                                         749                    997
       Obligations of states and political subdivisions                            389                    266
       Bank balances and other securities                                           27                     71
       Federal funds sold                                                           62                     38
                                                                              --------               --------
        Total interest income                                                    4,587                  4,805
                                                                              --------               --------
INTEREST EXPENSE:
     Interest-bearing deposits                                                     656                    819
     Time certificates over $100,000                                               169                    171
     Short-term borrowings                                                         100                    307
     Long-term borrowings                                                           88                     --
                                                                              --------               --------
        Total interest expense                                                   1,013                  1,297
                                                                              --------               --------
NET INTEREST INCOME                                                              3,574                  3,508
PROVISION FOR LOAN LOSSES                                                           --                     --
                                                                              --------               --------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                                           3,574                  3,508
                                                                              --------               --------
NONINTEREST INCOME
       Service charges on deposit accounts                                         735                    751
       Other fee income                                                            218                    238
       Gain on sales of investment securities                                      152                     71
       Gain on sale of loans                                                         4                     --
       Other operating income                                                       69                     62
                                                                              --------               --------
        Total noninterest income                                                 1,178                  1,122
                                                                              --------               --------
NONINTEREST EXPENSE
       Salaries and employee benefits                                            2,246                  2,084
       Occupancy                                                                   237                    259
       Furniture and equipment                                                     315                    287
       Data processing                                                             207                    197
       Stationary and supplies                                                     197                    163
       Advertising                                                                  28                    112
       Other expenses                                                              821                    759
                                                                              --------               --------
        Total noninterest expense                                                4,051                  3,861
                                                                              --------               --------
INCOME BEFORE INCOME TAXES                                                         701                    769
INCOME TAX PROVISION                                                               106                    195
                                                                              --------               --------
NET INCOME                                                                    $    595               $    574
                                                                              ========               ========
BASIC & DILUTED NET INCOME PER COMMON SHARE                                   $   0.88               $   0.85
                                                                              ========               ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                     668,360                668,360
                                                                              ========               ========

See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
The nine months ended September 2002 and 2001
(dollars in thousands, except per share data)
--------------------------------------------------------------------------------

                                                                                                 Accumulated
                                                                                                    Other
                                                                                                Comprehensive      Total
                                                  Preferred    Common    Addtl paid   Retained   Income, Net    Stockholders
                                                    Stock       Stock    in Capital   Earnings      of Tax         Equity
                                                  ---------   --------   ----------   --------  -------------   ------------
BALANCES, JANUARY 1, 2002                         $    500    $    668    $  5,051    $ 14,756     $  2,176       $ 23,151
                                                                                                                  --------
Net income                                              --                      --       1,789           --          1,789
Other comprehensive income, net of tax:
  unrealized gain on securities
  available for sale                                    --                      --          --        2,114          2,114
                                                                                                                  --------
    Total comprehensive income (gain)                   --                      --          --           --          3,903

Cash dividends paid:                                                                                     --             --
    Preferred stock $0.94 per share                                                        (19)          --            (19)
    Common stock $0.70 per share                        --          --          --        (488)          --           (468)
                                                  ---------   --------    ---------   --------     --------       --------
BALANCES,  SEPTEMBER 30, 2002                     $    500    $    668    $  5,051    $ 16,058     $  4,290       $ 26,567
                                                  =========   ========    ========    ========     ========       ========

BALANCES, January 1, 2001 (previously reported)   $    500    $    668    $  5,051    $ 14,770     $  1,147       $ 22,136
                                                                                                                  --------
Restatement for correction of error                     --          --          --      (2,343)          --         (2,343)

BALANCES, January 1, 2001 (restated)              $    500    $    668    $  5,051    $ 12,427     $  1,147       $ 19,793
                                                                                                                  --------
   Net income                                           --                      --       2,124           --          2,124
   Other comprehensive income, net of tax:
     unrealized gain on securities
     available for sale                                 --                      --          --        2,078          2,078
                                                                                                                  --------
          Total comprehensive income                    --                      --          --           --          4,202

Cash dividends paid:                                                                                     --             --
    Preferred stock $0.94 per share                     --          --          --         (19)          --            (19)
    Common stock $0.70 per share                        --          --          --        (468)          --           (468)
                                                  --------    --------    --------    --------     --------       --------
BALANCES, SEPTEMBER 30, 2001                      $    500    $    668    $  5,051    $ 14,064     $  3,225       $ 23,508
                                                  ========    ========    ========    ========     ========       ========

See notes to consolidated financial statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                              Nine Months Ended September 30
                                                              ------------------------------
                                                                 2002               2001
                                                              ---------           ----------
                                                                 (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                    $  1,789           $  2,124
 Adjustments to reconcile net income to net cash
   provided by operating activities:
 Depreciation                                                       401                324
 Amortization of intangible assets                                   89                121
 Accretion/amortization of premiums                                 239                194
   (Gain) loss on sale of investment securities                    (432)              (351)
   Gain on sale of loans                                             (6)              (276)
   (Increase) Decrease in accrued interest receivable               (42)                23
   (Decrease) Increase in other assets                           (2,046)            (1,677)
   Decrease (Increase) in accrued expenses and other
     liabilities                                                  1,301              2,410
                                                               --------           --------
        Net cash  (provided) by operating activities              1,293              2,892
                                                               --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from principal payments on securities
   available-for-sale                                            13,231             15,617
 Proceeds from maturities of investment securities
   available-for-sale                                            10,561             36,718
 Proceeds from sales of investment securities
   available-for-sale                                            20,465             13,487
 Purchase of investment securities available-for-sale           (56,706)           (52,218)
 Net (increase) decrease in interest-bearing deposits
   in banks                                                         154                463
 Net decrease (increase) in loans                                 1,929            (17,979)
 Additions to bank premises and equipment, net                     (392)              (686)
                                                               --------           --------
 Net cash used by  investing activities                         (10,758)            (4,598)
                                                               --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                        18,092              4,370
 Net (decrease) in short-term borrowings                        (12,505)             3,031
 Net decrease in long-term borrowings                            (5,000)                --
 Dividends paid                                                    (487)              (487)
                                                               --------           --------
   Net cash provided by financing activities                        100              6,914
                                                               --------           --------
(Decrease) INCREASE IN CASH AND CASH EQUIVALENTS                 (9,365)             5,208
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   25,159             10,896
                                                               --------           --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 15,794           $ 16,104
                                                               ========           ========
 Supplemental disclosures of cash flow information
   Income taxes                                                $    365           $    375
   Interest                                                    $  3,121           $  2,985
NONCASH TRANSACTIONS:
   Transfers of loans to loans held-for-sale                   $     --           $ 13,487

See notes to consolidated financial statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consisting, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 2001. There has been no significant change in the Accounting Policies of the Company as disclosed in the consolidated financial statements for the year-ended December 31, 2001.

Reclassifications - Certain reclassifications have been made to the prior year's reported balances to conform to the current year presentation.


Note B:  NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after March 31, 2001, as well as all purchase method business combinations completed after September 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

On October 1, 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which amends certain provisions of SFAS No. 72, SFAS No. 144, and FASB Interpretation No. 9. SFAS No. 147 removes acquisitions of financial institutions from the scope of SFAS No. 72 and requires that such acquisitions be accounted for in accordance with SFAS No. 141, "Business Combinations." If the acquisition meets the definition of a business combination, it shall be accounted for by the purchase method in accordance with the provisions of SFAS No. 141. Any goodwill that results will be accounted for in accordance with the provisions of SFAS No. 142. If the acquisition does not meet the definition of a business combination, the cost of the assets acquired shall be allocated to the individual assets acquired and liabilities assumed based on their relative fair values and shall not give rise to goodwill.

Existing unidentifiable intangible assets, as that term is defined in SFAS No. 72, previously recognized under the provisions of SFAS No. 72 shall continue to be amortized (consistent with the existing clarifying provisions of Emerging Issues Task Force Topic D-100) unless the transaction in which the intangible asset arose meets the definition of a business combination.

Management does not believe its 1994 branch office acquisition meets the definition of a business combination and intends to continue amortizing the intangible over ten years, subject to periodic review for impairment and its estimated useful life.

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

Note E:  OTHER EXPENSES

 OTHER EXPENSES IN THE CONSOLIDATED STATEMENTS OF INCOME INCLUDE THE FOLLOWING:

                                         Nine Months Ended September 30
                                        --------------------------------
                                         2002                      2001
                                        ------                    ------
                                             (dollars in thousands)

Directors fees                          $  187                    $  156
Professional fees                          374                       284
Bank security                              235                       200
Other                                    1,543                     1,371
                                        ------                    ------
TOTAL OTHER EXPENSES                    $2,339                    $2,011
                                        ======                    ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED AND PER SHARE AMOUNTS)

Forward looking statements. This discussion contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward-looking statements can be identified by use of words such as "may," "will," "anticipates," "believes," "expects," "plans," "estimates," "potential," "continue," "should," and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors, government agencies and other third parties, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statement. The Company does not undertake to update any forward looking statement to reflect occurrences or events which may not have been anticipated as of the date of such statements.

CRITICAL ACCOUNTING POLICIES
----------------------------

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

The Company considers the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting: (i) SFAS No. 5, "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and
(ii) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

Management has significant discretion in making the judgments inherent in the determination of the provision and allowance for loan losses, including in connection with the valuation of collateral, a borrower's prospects of repayment, and in establishing allowance factors on the formula allowance and unallocated allowance components of the allowance. The establishment of allowance factors is a continuing exercise, based on management's continuing assessment of the global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors such as competition and regulatory requirements, and their impact on the portfolio, and allowance factors may change from period to period, resulting in an increase or decrease in the amount of the provision or allowance, based upon the same volume and classification of loans. Changes in allowance factors will have a direct impact on the amount of the provision, and a corresponding effect on net income. Errors in management's perception and assessment of the global factors and their impact on the portfolio could result in the allowance not being adequate to cover losses in the portfolio, and may result in additional provisions or charge-offs.

Overview

OPERATIONS

IBW Financial Corporation's net income for the first nine months of 2002 totaled $1,789, a decrease of $335, or 16% from $2,124 for September 2001. This was the net result of an increase in non-interest expenses of $923, a decrease of $153 in non-interest income, offset by a decrease of $398 in income taxes and an increase in net interest income of $343. Return on average assets (ROAA) was ..79% for the nine months ended September 30, 2002, as compared to 1.00% for the same period in 2001, and return on average shareholder's equity (ROAE) was 10.10% and 12.26% for the same periods.

The decrease in net income was attributed primarily to lower realized gains on the sale of loans, higher salaries and benefits and higher other expenses. During the first nine months of 2001, $276 was realized in the sale of loans gains compared to $6 in 2002, a difference of $270 or 99%. Salaries and benefits have increased $509 or 8% due primarily to increased personnel costs associated with the two new Walmart branches that opened during the second quarter of 2001.

NET INTEREST INCOME

Net interest income (tax equivalent) for the nine months ended September 30, 2002 increased $510 or 5% compared to the same period last year. The average balance of interest-earning assets for the nine-month period ending September 30, 2002 increased $22 million or 8% to $284 million compared to $262 million for the nine-month period ended September 30, 2001. While the volume of earning assets grew, the yield on average interest-earning assets decreased by 89 basis points to 6.85% for the nine-months ended September 30, 2002 compared to 7.73% for the same period last year. The volume of average interest-bearing liabilities also increased during the first nine months of 2002, increasing $17 million or 9% compared to $192 million for the same period last year. However, the rate paid on interest-bearing liabilities declined 97 basis points to 2.02% for the nine months ended September 30, 2002 from 2.99% for the same period last year.

Net loans averaged $131 million during the first nine months of 2002 compared to $126 million of the first nine months of 2001, reflecting an increase of $5 million. Interest and fees on loans decreased $332 or 4% to $8.3 million for the nine months ended September 30, 2002 compared to $8.6 million for the same period last year. Additionally, the average yield on net loans decreased 69 basis points to 8.41% for the nine months ended September 30, 2002 compared to 9.10% for the same period last year. The increase in loans largely reflects growth in the residential real estate sector, which increased from $42 million at September 30, 2001 to $62 million at September 30, 2002.

Taxable securities averaged $107 million during the first nine months of 2002 compared to $109 million for the first nine months of 2001, reflecting a decrease of $2 million. Interest income from taxable securities decreased $737 or 14% to $4.4 million for the nine months ended September 30, 2002 compared to $5.1 million for the same period last year. While the average balance decreased by 2%, the average yield on taxable securities decreased 82 basis points to 5.51% for the nine months ended September 30, 2002 compared to 6.33% for the same period last year.

Non-taxable securities averaged $28 million during the first nine months of 2002 compared to $19 million for the first nine months of 2001, reflecting an increase of $9 million. Interest income from non-taxable securities increased $491 thousand or 43% to $1.6 million for the nine months ended September 30, 2002 compared to $1.1 million for the same period last year. The tax equivalent yield on non-taxable securities decreased to 7.90% for the nine months ended September 30, 2002 compared to 8.06% for the same period last year.

Federal funds sold averaged $17 million during the first nine months of 2002 compared to $9 million for the first nine month of 2001, reflecting an increase of $8 million. Interest income from federal funds sold decreased $53 to $209 for the nine months ended September 30, 2002 compared to $262 for the same period last year. The yield on federal funds sold decreased 299 basis points to 1.69% for the nine months ended September 30, 2002 compared to 4.68% for the same period last year.

Average interest-bearing liabilities increased $17 million or 9% to $209 million for the nine months ended September 30, 2002 compared to $192 million for the same period last year. The average cost on interest-bearing liabilities decreased 97 basis points to 2.02% for the nine months ended September 30, 2002 compared to 2.99% for the same period last year. The increase in average interest-bearing liabilities are centered primarily in time deposits increasing by $14 million, and an increase in long term borrowings of $9 million, offset by a decrease in short-term borrowings by $11 million. The total cost of interest-bearing liabilities decreased $858 thousand, centered primarily in short-term borrowings decreasing $918 thousand to $271or 71% from $1.3 million a year ago, as the average rate decline from 3.53% to 1.30%.

The interest rate spread increased 9 basis points to 4.83% at September 2002 from 4.74% at September 2001, and is primarily attributable to a larger decrease in yields on interest-bearing liabilities of 97 basis points compared to the decrease in earning assets of 89 basis points. The decline in average rates on interest earning assets and liabilities reflects general declines in market interest rates as a result of Federal Reserve actions in 2001.

PROVISION FOR LOAN LOSSES

The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments that may become uncollectible. No provision for loan losses was made during the nine months ended September 30, 2002 or for the nine month period ended September 30, 2001. Non-performing assets decrease to $2.5 million at September 30, 2002 from $3.1 million at year-end 2001. Additionally, loans with potential credit problems decreased $882 thousand or 9% to $8.6 million at September 30, 2002 from $9.5 million at year-end 2001. See the "Non-Performing Assets" section for additional information related to the Company's allowance for loan losses.

NON-INTEREST INCOME

Non-interest income decreased $153, or 4%, to $3,525 for the nine months ended September 30, 2002 compared to $3,678 for September 30, 2001. The decrease is attributed primarily to lower gain on sale of loans of $6 for the period ending September 30, 2002 compared to a gain on sale of loans of $276 for the same period last year, a difference of $270.

NON-INTEREST EXPENSE

Non-interest expenses increased $923 to $12.1 million for the nine months ended September 30, 2002 compared to $11.2 million for the same period last year. The composition of the increase consists of an increase of $319 in other expenses, an increase of $509 thousand in salary and employee benefits, an increase of $70 thousand in furniture and equipment, an increase of $37 thousand in data processing expenses, and an increase of $57 thousand in occupancy expenses. The increase in non-interest expenses was due largely to the additional expenses associated with the two Walmart branches that were opened during the second quarter of 2001, improvement and renovations at several branch offices, and increased employee training expenses.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first nine months of 2002 was $422, compared to $820 a year ago due to lower income before taxes. The effective tax rate was 19% and 28% for the first nine months ending September 30, 2002 and 2001 respectively. The decrease in the effective tax rate is due primarily to higher tax exempt income relative to other sources of income.

BALANCE SHEET OVERVIEW

Total assets, at $301 million for September 30, 2002 increased $5 million compared to $295 million at December 31, 2001. The change in the composition of the balance sheet primarily reflects an decrease of $9 million in total cash and cash equivalents, an increase of $16 million in securities, an decrease of $9 million in interest-bearing deposits offset by a decrease of $2 million in loans. Total deposits increased $18 million to $235 million, up from $217 million at December 31, 2001.

Total stockholders' equity was $26.6 million at September 30, 2002, representing an increase of $3.4 million due primarily to the increase in unrealized gain on available-for-sale securities of $2.1 million and an increase in retained earnings of $1.3 million. Preferred stock dividends of $19 were declared during the first nine months of 2002, and $468 in common stock dividends.

The Company recorded a total risk-based capital ratio of 15.74% at September 30, 2002, compared to 14.43% at December 31, 2001; a tier 1 risk-based capital ratio of 14.48%, compared to 13.51%; and a capital leverage ratio of 7.27%, compared to 6.94%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. Management believes the level of capital at September 30, 2002 is adequate.

The carrying value of the Company's securities portfolio was $143 million, as of September 30, 2002 an increase of $16 million from December 31, 2001. The composition reflected a change as U. S. Government Agency securities increased approximately $6 million to $46 million, and an increase in non-taxable securities of $7 million to $31 million. As the Company classifies all of its securities as available for sale, these increases reflect the increase in the unrealized available for sale gain of $1 million. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 2.07 years at September 30, 2002, changing from 3.34 years at December 31, 2001. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. There are no issuers of securities other than governmental securities, whose securities held by the Company, have a book value in excess of 10% of shareholders' equity.

The allowance for loan losses was $3.2 million and $3.3 million as of September 30, 2002 and December 31, 2001, or 2.3% of total loans at September 30, 2002, compared to 2.4% at December 31, 2001. No provision for loan losses was made for either nine-month periods of 2002 and 2001. The decrease in the reserve since December 31, 2001 reflects net loans charged off of $132 thousand. Non-performing assets decreased $597 or 19% to $2,510 from $3,107 at year-end 2001. However, loans with potential credit problems (excluding non-performing assets) increased to $11,885 at September 30, 2002 from $9,476 at year-end 2001, representing an increase of $2,409 or 25%. At September 30, 2002 and year-end 2001, non-performing assets represented .67% and 1.05% respectively of total assets.

LIQUIDITY
---------

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company's major source of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) is its deposit base. At September 30, 2002, total deposits were $235 million. Core deposits, considered to be stable funding sources and defined as all deposits except certificates of deposit of $100,000 or more, totaled $211 million or 89.8% of total deposits. Liquidity is also provided through the Company's overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At September 30, 2002, federal funds sold totaled $5.3 million or 1.8% of total assets, investments available-for-sale totaled $143.2 million or 47.6% of total assets and the fair value of investment securities due in one year or less (excluding mortgage-backed securities) was $21.2 million or 7.1% of total assets.

In addition, the Bank has external sources of funds, which can be used as needed. The Federal Home Loan Bank of Atlanta ("FHLB") is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 8.3% of the Bank's total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank's continued creditworthiness, compliance with the terms and conditions of the Advance Application and the pledging of sufficient eligible collateral to secure advances. At September 30, 2002 the Company had a $25 million credit limit with the FHLB with advances outstanding of $5 million. The Company had collateral on deposit sufficient to borrow up to the $25 million limit.

              AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS (1)

                                          Nine Months Ended               Nine Months Ended                  Year Ended
                                          September 30, 2002              September 30, 2001              December 31, 2001
                                     -----------------------------   -----------------------------   ----------------------------
                                                          Amount                          Amount                          Amount
                                      Average   Average   Paid or    Average    Average   Paid or     Average   Average   Paid or
                                      Balance     Rate    Earned     Balance      Rate    Earned      Balance     Rate    Earned
                                     -----------------------------   -----------------------------   ----------------------------
                                                                        (dollars in thousands)
ASSETS
Loans, net (1)                       $ 131,438    8.41%  $   8,267   $ 126,315    9.10%  $   8,599   $ 115,689    9.23%  $ 10,676
Taxable securities (2)                 107,027    5.51%      4,408     108,703    6.33%      5,145     112,330    6.58%     7,387
Non-taxable securities(2)(3)            27,532    7.90%      1,627      18,835    8.06%      1,136      19,359    7.58%     1,467
Federal funds sold                      16,580    1.69%        209       7,490    4.68%        262       2,744    6.05%       166
Interest-bearing deposits held
  with other banks                       1,301    3.08%         30         946    4.38%         31         984    5.49%        54
                                     ---------           ---------   ---------           ---------   ---------           --------
Total interest-earning assets        $ 283,878    6.85%  $  14,541     262,289    7.73%  $  15,173     251,106    7.87%  $ 19,750
Cash and due from banks                 11,552                          13,805                          12,919
Bank premises and
  equipment, net                         2,424                           2,103                           2,254
Other assets                             4,327                           4,245                           5,297
                                     ---------                       ---------                       ---------
Total assets                         $ 302,181                       $ 282,442                       $ 271,576
                                     =========                       =========                       =========
LIABILITIES AND
SHAREHOLDERS' EQUITY

Interest-bearing demand deposits     $  25,982    0.38%  $      73   $  24,913    0.55%  $     103   $  27,233    0.55%  $    151
Savings deposits                        64,740    1.81%        878      60,389    2.53%      1,145      60,802    2.26%     1,377
Time deposits                           71,839    2.80%      1,506      58,148    4.07%      1,769      58,852    4.07%     2,396
                                     ---------           ---------   ---------           ---------   ---------           --------
Total interest-bearing deposits        162,561    2.02%      2,457     143,450    2.81%      3,017     146,887    2.67%     3,924
Short-term borrowings                   38,143    1.30%        371      48,853    3.53%      1,289      42,336    5.41%     2,292
Long-term borrowings                     8,626    5.21%        336          --                  --          --                 --
                                     ---------           ---------   ---------           ---------   ---------           --------
Total interest-bearing liabilities     209,330    2.02%  $   3,164     192,303    2.99%  $   4,306     189,223    3.29%  $  6,216
Noninterest-bearing liabilities         67,196                          65,237                          62,006
Other liabilities                        2,042                           1,811                           1,807
Total liabilities                           --                                                         253,036
                                     ---------                       ---------                       ---------
Shareholders' equity                    23,614                          23,091                          18,540
                                     ---------                       ---------                       ---------
Total liabilities and
  shareholders' equity               $ 302,181                       $ 282,442                       $ 271,576
                                     =========                       =========                       =========
NET INTEREST INCOME AND NET
YIELD ON INTEREST-EARNING ASSETS

Net interest income                                      $  11,377                       $  10,867                       $ 13,534
                                                         =========                       =========                       ========
Interest rate spread                              4.83%                           4.74%                           4.58%
Net yield on average interest-
  earning assets                                  5.36%                           5.54%                           5.39%
Average interest-earning assets
  to average interest-bearing
    liabilities                                 135.61%                         136.39%                         132.70%

(1)  Non-accruing loans are included in average balances.
(2) Yields on securities available for sale have been computed based upon the historical cost of such securities and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholder's equity.
(3) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $13,988, and $10,824 for September 30, 2002, $14,787 and $10,481 for September 30, 2001 and $19,606 and $14,065 for the year ended 2001.

                        LOAN LOSS AND RECOVERY EXPERIENCE

                                                            ---------------------------------------------
                                                            Nine Months Ended               Year Ended
                                                            September 30, 2002          December 31, 2001
                                                            ------------------          -----------------
                                                                        (dollars in thousands)
Total outstanding loans at end of period                        $136,736                     $139,424
Average amount of net loans outstanding                          131,438                      115,689
Allowance for loan losses
  at beginning of period                                           3,283                        3,580
Loans charged off:
  Commercial                                                         259                          349
  Real estate mortgage                                                82                          168
  Installment loans to individuals                                   187                          340
                                                                --------                     --------
Total charge-offs                                                    528                          857
                                                                --------                     --------
Recoveries of loans previously charged-off:
  Commercial                                                         227                          157
  Real estate mortgage                                               110                          239
  Installment loans to individuals                                    59                          164
                                                                --------                     --------
Total recoveries                                                     396                          560
                                                                --------                     --------
Net charge-offs                                                      132                          297
Additions to allowance charged to
operations                                                            --                           --

Allowance for loan losses at end of period                         3,151                        3,283
Ratio of net charge-offs during period
  to average outstanding loans during period                        0.10%                        0.26%
Ratio of allowance for possible loan
  losses at period to total loans                                   2.30%                        2.31%

The following table sets for the allocation of the allowance for loan losses as of the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                          ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                              September 30, 2002 Percent             December 31, 2001 Percent
                                                   (dollars in thousands)
Commercial                    $2,045              52.79%             $1,919              52.46%
Real estate mortgage             648              42.18%                396              42.13%
Consumer                         279               5.03%                252               5.41%
Unallocated                      179                 --                 716                 --
                              ------             ------              ------             ------
Total                         $3,151             100.00%             $3,283             100.00%
                              ======             ======              ======             ======

The level of the allowance for loan losses is determined by management on the basis of various assumptions and judgments. These include levels and trends of past due and non-accrual loans, trends in volume and changes in terms, effects of policy changes, experience and depth of management, anticipated economic conditions in the Washington, DC metropolitan area, concentrations of credit, the composition of the loan portfolio, prior loan loss experience, and the ongoing and periodic reviews of the loan portfolio by the Company's internal and external loan review function. For impaired loans, the Company establishes reserves in accordance with SFAS No. 114, and for non-impaired loans uses an allocation approach which relies on historical loan loss experience, adjusted to reflect current conditions and trends.

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

                              NON-PERFORMING ASSETS

                                          --------------------------------------
                                          September 30, 2002   December 31, 2001
                                          --------------------------------------
                                                  (dollars in thousands)
Non-accrual loans(1)                           $   1,653           $   2,462
Loans past due 90 days or more
  and still accruing                                 857                 645
Foreclosed properties                                 --                  --
                                               ---------           ---------
Total                                          $   2,510           $   3,107
                                               =========           =========
Non-performing assets to gross loans
  and foreclosed properties at period
  end                                               1.83%               2.22%
Non-performing loans to total loans                 1.83%               2.22%
Non-performing assets to total
  assets at period end                              0.83%               1.05%

(1) Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the nine months ended September 30, 2002 and the year ended December 31, 2001 for non-accrual loans had the loans been current in accordance with their original terms was $37 and $103, respectively.

At September 30, 2002, there were $8,594 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. This represents a decrease of $882 or 9% from year-end 2001. Included in the total are twenty-four loans, totaling $7,896, fully collateralized by real estate, five of which represent $5,164 or 65% of the total. The remaining $698 consists of six commercial loans, one at $315 and one at $289, totaling $604 and representing 86% of the remaining amount, secured primarily by accounts receivable and various business equipment.

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

Without admitting or denying any wrongdoing or the allegations made by the OCC or the facts upon which they were based, the directors of the Bank, other than Ms. King and Mr. Hagans, in order to avoid the costs associated with further administrative proceedings and litigation, have entered in to Stipulations and Consents with the OCC pursuant to which they were assessed civil money penalties imposed by the OCC, based on alleged violations of the Formal Agreement and certain reporting violations by the Bank. The amount of the assessments ranged from $2,000 to $5,000 for each director.

ITEM 3.  CONTROLS AND PROCEDURES

Within the ninety days prior to the filing of this report, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

PART II  OTHER INFORMATION
--------------------------

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


                                           IBW FINANCIAL CORPORATION


Date:  November 13, 2002                   By: /s/  B. Doyle Mitchell, Jr.
                                               ---------------------------------
                                               B. Doyle Mitchell, Jr., President


Date:  November 13, 2002                   By: /s/ Thomas A. Wilson, Jr.
                                               ---------------------------------
                                               Thomas A. Wilson, Jr.,
                                               Senior Vice President, Chief
                                               Financial and Accounting Officer

                                  CERTIFICATION

I, B. Doyle Mitchell, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of IBW Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                    /s/ B. Doyle Mitchell, Jr.
                                           -------------------------------------
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, Thomas A. Wilson, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of IBW Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002        /s/ Thomas A. Wilson, Jr.
                               -------------------------------------------------
                               Senior Vice President and Chief Financial Officer