Form 10KSB
period 2002-12-31
IBW FINANCIAL CORP
filed 2003-03-27
CIK 1013274

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

/X/  Annual report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the fiscal year ended December 31, 2002

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to ________

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

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been
subject to such filing requirements for the past 90 days. Yes  /X/     No  / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The issuer's revenues for the fiscal year ended December 31, 2002 were approximately $22,995,000.

The aggregate market value of the outstanding Common Stock held by non-affiliates as of March 5, 2003 was approximately $4,487,266 (based on the most recent trade known to the Company). See "Market for Common Stock and Dividends").

As of March 5, 2003, the number of outstanding shares of the Common Stock, $1.00 par value, of IBW Financial Corporation was 668,360.


                      DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003 are incorporated by reference in part III hereof.

         Forward-looking statements--This report and the information incorporated by reference herein, contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. In some cases, forward looking statements can be identified by use of words such as "may," "will," "anticipates," believes," "expects," "plans," "estimates," "potential, "continue," "should" and similar words or phrases. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors, and other conditions which by their nature, are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward-looking statements are based, actual future operations and results in the future may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward-looking statements. The Company does not undertake to update any forward-looking statements to reflect occurrences or events which may not have been anticipated as of the date of such statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         IBW Financial Corporation, a District of Columbia corporation (the "Company"), was organized in December 1994 in connection with the reorganization of Industrial Bank of Washington ("IBW"), a District of Columbia chartered commercial bank, to act as the one bank holding company for IBW following the reorganization. On July 1, 1995, the reorganization of IBW was consummated, and IBW was converted from a District of Columbia chartered bank to a national banking association, under the name Industrial Bank, National Association (IBW and Industrial Bank, National Association, generally referred to collectively as the "Bank"), the main office of the Bank was relocated from the District of Columbia to Oxon Hill, Maryland, and the Company became the holding company for the Bank.

         The Bank, all of the shares of which are owned by the Company, is the sole subsidiary of the Company.

         The Bank was organized in August 1934 as a District of Columbia chartered commercial bank by a group of African-American businessmen and educators for the purpose of providing quality financial services, with an emphasis on home mortgages and automobile financing, to the underserved minority population of the District of Columbia. Over the past sixty-nine years, the Company has grown from one office in the District of Columbia and $250,000 in assets to six offices in the District of Columbia, three offices in Prince George's County, Maryland, one office in Charles County, Maryland, and approximately $295 million in total assets and $26 million of shareholders' equity at December 31, 2002. The Bank is among the largest African-American commercial banks in the nation, and the largest African-American owned commercial bank based in the Washington D.C. metropolitan area.

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

         The Bank also provides a full range of deposit services to its customers, including personal checking, low activity student checking, interest bearing NOW accounts, golden age checking accounts for seniors, statement savings accounts, money market accounts, student accounts, investment certificates, IRA's and Christmas club accounts. Other deposit services include 24 hour banking through use of automated teller machines at ten convenient locations. As a part of the Star , Plus/Visa networks , accountholders can access ATM's across the United States at any time. Also the Bank provides a convenient bank by mail service, direct deposit/electronic fund transfers, cash management services, safe deposit boxes, night depository, tax deposits, wire transfers and telebanc systems.

FORMAL AGREEMENT

         On August 25, 1998, the Bank entered into a Formal Agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "OCC"). The Agreement requires the Bank to undertake certain actions within designated timeframes, and to operate in compliance with the provisions thereof during its term.

         Among the actions required by the Agreement are the following: (i) Within thirty days, the Bank shall employ an independent management consultant to perform a study of the Bank's management structure and staffing requirements, including a report identifying staffing requirements, job descriptions and evaluations for senior officers, and evaluating organizational structure. The Board of Directors (the "Board") is required to adopt within thirty days of the receipt of the report, a plan to eliminate any deficiencies in management, staffing, or supervision of management; (ii) The Board is required to take steps to obtain current and satisfactory credit information on loans without such information, and to insure that proper collateral documentation is maintained. Management may not grant, renew, alter, restructure or extend a loan without proper documentation and analysis of credit, purpose and anticipated source of repayment. In absence of such information, such loans may be made only upon certification of a majority of the Board why obtaining such information would be detrimental to the best interests of the Bank; (iii) Within thirty days the Board shall adopt a written program to eliminate the basis of criticism for assets rated "doubtful", "substandard" or "other assets especially mentioned;"
(iv) Within thirty days the Board shall establish a loan review system to assure timely identification and categorization of problem credits and implement a process to insure the loan review function is independent; (v) Within sixty days the Board shall review and revise the Bank's loan policy based upon the guidance on Loan Portfolio Management in the Comptroller's Manual for National Bank Examiners. Within thirty days thereafter, the Board shall develop a process to ensure accountability for lending personnel; (vi) The Board shall notify the Assistant Deputy Comptroller before all loan sales; (vii) Within sixty days, the Board shall develop a written program to improve and strengthen collection efforts; (viii) Within ninety days the Board shall develop a profit plan to improve and sustain the Bank's earnings; (ix) Within 120 days, the Board shall adopt and implement a strategic plan for the Bank covering at least three years, including objectives for earnings performance, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of non-performing assets, product line development and market segments intended to be developed, together with strategies to achieve those objectives; (x) The Board shall take all steps necessary to correct any violation of law, rule or regulation cited in any report of examination; (xi) Within thirty days the Bank shall submit a revised written project plan with respect to Year 2001 compliance of the Bank's information and environmental systems, including a testing plan and, within sixty days, a remediation contingency plan in the event any system is not compliant by the date set forth in the plan.

         Compliance with the Agreement is to be monitored by a committee (the "Committee") of at least three directors, none of whom is an employee of the Bank or a family member of an employee. The Committee presently composed of Mr. King (Chairman), Mrs. Fleming, Mr. Chapman and Dr. Williams, is required to submit written progress reports on a monthly basis. The Agreement requires the Bank to make periodic reports and filings with the OCC.

         The Agreement does not contain any capital directive or other requirement that the Bank increase its capital, or maintain a minimum level of capital in excess of generally applicable capital requirements.

         As of January 22, 2003, the Bank has submitted to the OCC all of the written plans, policies, and other information required by the Agreement, and all revisions requested by the OCC, although certain submissions were made outside of the time limits required by the Agreement. There can be no assurance that its regulators will deem the Bank to be compliant under the Agreement, or that they will not require additional compliance efforts. Failure to comply with the provisions of the Formal Agreement could subject the Bank and its directors to additional enforcement actions, including but not limited to a cease and desist order, a safety and soundness order or civil money penalties.

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

EMPLOYEES

         As of December 31, 2002, the Bank had 168 full time equivalent employees. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, life and long term disability insurance and an employee stock ownership plan for substantially all full time employees. Annual contributions to the employee stock ownership plan are determined by the Board, and amounted to $138,000 in 2002, $169,000 in 2001 and $87,000 in 2000. The Company does not have any employees who are not also employees of the Bank.

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

         Effective on March 11, 2001, the Gramm Leach-Bliley Act of 1999 (the "GLB Act") allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. The GLB Act allows a wider array of companies to own banks, which could result in companies with resources substantially in excess of the Company's entering into competition with the Company and the Bank.

         Commitments to Subsidiary Banks. Under Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy.

         Limitations of Acquisitions of Common Stock. The federal Change in Bank Control Act prohibits a person or group from acquiring "control" of a bank holding company unless the Federal Reserve has been given 60 days prior written notice of such proposed acquisition and within that time period the Federal Reserve has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to expiration of the disapproval period if the Federal Reserve issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control.

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

         At December 31, 2002, the Bank was in compliance with all minimum federal regulatory capital requirements which are generally applicable to national banks, as well as the capital requirements of the interim capital assistance. As of such date, the Bank had a Tier 1 Risk Based Capital Ratio and a Total Risk Based Capital Ratio equal to approximately 14.51% and 15.77% respectively, and a Leverage Capital Ratio equal to approximately 7.40%.

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

         At December 31, 2002, the Bank was a "well capitalized" institution for purposes of Section 38 of the FDIA.

         Deposit Insurance Premiums. The FDIA establishes a risk based deposit insurance assessment system. Under applicable regulations, deposit premium assessments are determined based upon a matrix formed utilizing capital categories - well capitalized, adequately capitalized and undercapitalized - defined in the same manner as those categories are defined for purposes of
Section 38 of the FDIA. Each of these groups is then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from 0.04% of insured deposits for well capitalized institutions having the lowest level of supervisory concern, to 0.31% of insured deposits for undercapitalized institutions having the highest level of supervisory concern. In general, while the Bank Insurance Fund of the FDIC ("BIF") maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. When the BIF reserve ratio falls below that level, all insured banks would be required to pay premiums. Payment of deposit insurance premiums will have an adverse effect on earnings. The Bank is also required to pay an additional assessment in connection with the repayment of the "Fico bonds" issued in connection with the resolution of the savings and loan crisis.

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

ITEM 2. DESCRIPTION OF PROPERTIES.

         The Bank currently operates ten offices, six in the District of Columbia, three in Prince George's County, Maryland, and one in Charles County, Maryland. The Bank owns its office located at 4812 Georgia Avenue, NW and its branch offices located at 2001 11th Street, NW and 45th and Blaine Streets, NE. The Georgia Avenue office, which is also the principal executive office of the Company, consists of a 6,000 square foot stand alone building with drive-in facilities, and a separate 2,000 square foot building housing the Bank's operations center next door. The 11th Street office is housed in a 4,000 square foot building, and an adjacent 2,000 square foot building houses the loan operations center. The Blaine Street office occupies an approximately 2,000 square foot stand alone building, with drive-in facilities, near the Benning Road Metro Station. The Bank leases the remainder of its offices. The 14th and U Streets office is located in a 1,922 square foot storefront, under a lease which commenced in 1988, for a ten year term and one optional ten year renewal term at a fixed rent of $39,993 per year. The Bank's F Street office is located in a 1,273 square foot storefront under a lease commencing in 1991, for a five year term at a current annual rent of $80,980, subject to annual increases. The Forestville, Maryland office is located in a 2,696 square foot storefront with drive-in facilities, and is occupied under a lease which commenced in 1994 for a five year term at a current annual rental of $53,267, subject to annual increase. The Oxon Hill office is a 10,531 square foot, two story building with drive in facilities, having a new lease beginning January 2002, for a two year period and a two year renewal option. The annual rent is $92,270 with a 3% increase at the two year renewal period. The Company is responsible for all operating and maintenance expenses on the Oxon Hill property. The Brookland/Woodridge office, which opened in 1997, is located in 2610 Rhode Island Avenue, NE and occupied under a lease, commencing in 1997, with one five year renewal option, for a five year term at a current annual rental of $34,440, subject to annual increases. This lease has expired and management is currently renegotiating a new lease. The Company has leases for the Clinton and Waldorf, Maryland Wal-Mart branches, which were opened in the second quarter of 2001. Each has a five year lease requiring an annual payment of $24,000, and has two five year renewal options.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET FOR COMMON STOCK AND DIVIDENDS

         There does not currently exist an organized public trading market for shares of the Company's Common Stock. Trading in the Company's Common Stock has been sporadic, and consists of private trades conducted without brokers. The Company is aware of approximately 3 trades of the Common Stock since January 1, 2001, three at $13 per share, and the last trade known to the Company, a trade of 2,500 shares at $14 per share on June 8, 2001. There may be other trades of which the Company is either not aware, or with respect to which the Company is not aware of the price. These trades and transactions do not necessarily reflect the intrinsic or market values of the Common Stock. As of December 31, 2002, there were 668,360 shares of Common Stock outstanding, held of record by approximately 571 shareholders.

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

         Regulations of the OCC place a limit on the amount of dividends the Bank may pay to the Company without prior approval. Prior approval of the OCC is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. As of December 31, 2002 the Bank would not need prior approval from OCC unless a declaration of dividends exceeded $6,676,000. Under District of Columbia law, the Company may generally pay cash dividends at any time when it is not insolvent and where its net assets exceed its stated capital (the par value of all outstanding shares), and where payment of the dividend will not cause the Company to become insolvent or to have its stated capital exceed its net assets. The Federal Reserve and the OCC also have authority to prohibit a bank from paying dividends if the Federal Reserve or the OCC deems such payment to be an unsafe or unsound practice.

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

         Set forth below is certain financial information relating to the Company's dividend history for the past five fiscal years.

                                                 Year Ended December 31,
                                        ---------------------------------------
                                          2002    2001    2000    1999    1998
                                        ----------------------------------------
Net income per common share              $3.03   $4.18   $3.20    $2.50  $(2.06)
Dividends paid per common share          $0.70   $0.70   $0.60    $0.15  $ 0.51

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

         General - The Company's net income depends primarily on net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. Non-interest income, such as customer deposit account services charges, late charges on loans and other sources of income also affect net income. The Company's operating expenses, other than interest expense; consist principally of compensation and employee benefits, occupancy, data processing, provision for loan losses and other operating expenses. The Company's net income is significantly affected by general economic conditions in the Washington, DC metropolitan area and policies of regulatory authorities.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

         The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

         The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the second largest asset type on the consolidated balance sheet as of December 31, 2002.
Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Credit Risk Management section of this financial review.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

         Note 1 to the consolidated financial statements discusses new accounting policies adopted by the Company during 2002 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Company's financial condition, results or operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

RESULTS OF OPERATIONS

Years Ended December 31, 2002 and 2001

         Overview - Net income was $2,047 for 2002 compared with $2,822 in 2001, a decrease of 27%. Earnings per common share were $3.03 in 2002 compared with $4.18 in 2001. The decrease in net income was primarily attributable to an increase of $1,462 in non-interest expenses, a decrease of $323 in non-interest income, offset by an increase in net interest income of $262, and a decrease in taxes of $748. Return on average assets was .68% for 2002, down from .99% for 2001. Return on average equity was 8.43% for 2002, compared with 13.27% for 2001.

TABLE 1. FINANCIAL OVERVIEW

         The following table summarizes net income divided by average assets and average shareholders' equity, dividend pay-out ratio (dividends declared per common share divided by net income per common share) and shareholders' equity to assets ratio (average shareholders' equity divided by average total assets) for each of the years listed below.

                                                   2002      2001     2000
                                               ---------------------------------
Return on average assets                            .68%      .99%      .80%
Return on average equity                           8.43%    13.27%    13.35%
Ratio of dividends to net income                  23.10%    16.73%    18.76%
Average shareholders' equity to average assets     8.07%     7.49%     6.02%
Net income per share                             $ 3.03    $ 4.18    $ 3.20


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

TABLE 2. AVERAGE BALANCE AND NET INTEREST INCOME ANALYSIS (1)

                                                                  Year Ended December 31,
                                   -------------------------------------------------------------------------------------------------
                                                2002                              2001                           2000
                                    ------------------------------    --------------------------    --------------------------------
                                                                                           Amount                         Amount
                                    Average   Average  Amount Paid    Average   Average   Paid or    Average    Average   Paid or
                                    Balance     Rate    or Earned     Balance     Rate     Earned     Balance     Rate     Earned
                                    -------     ----    ---------     -------     ----     ------     -------     ----     ------
ASSETS                                                              (dollars in thousands)
Loans, net                         $131,722    8.33%     $ 10,976    $128,631     8.92%    $11,474   $115,689     9.23%   $10,676
Taxable securities                  108,166    5.31%        5,741     107,007     6.29%      6,728    112,330     6.58%     7,387
Non-taxable securities (2)           28,144    7.88%        2,217      19,245     8.06%      1,552     19,359     7.58%     1,467
Federal funds sold                   14,211    1.65%          235       9,506     3.59%        341      2,744     6.05%       166
Interest-bearing deposits held        1,303    2.53%           33         969     4.02%         39        984     5.49%        54
                                   --------              --------    --------              -------   --------             -------
Total interest-earning assets       283,546    6.77%     $ 19,202     265,358     7.59%    $20,134    251,106     7.87%   $19,750
Cash and due from banks              10,734                            11,537                          10,576
Bank premises and                     2,430                             2,184                           2,254
    equipment, net
Other assets                          4,241                             4,935                           5,297
                                   --------                          --------                        --------
Total assets                       $300,951                          $284,014                        $269,233
                                   ========                          ========                        ========

LIABILITIES AND SHAREHOLDERS'
 EQUITY

Interest-bearing demand deposits   $ 25,247    0.37%     $     93    $ 25,012     0.55%    $   138   $ 27,233     0.55%   $   151
Savings deposits                     65,095    1.77%        1,151      60,715     2.49%      1,513     60,802     2.26%     1,377
Time deposits                        72,963    2.69         1,962      59,470     3.92%      2,332     58,852     4.07%     2,396
                                   --------              --------    --------              -------   --------             -------
Total interest-bearing deposits     163,305    1.96%        3,206     145,197     2.74%      3,983    146,887     2.67%     3,924
Short-term borrowings                36,147    1.28%          462      48,155     3.04%      1,462     42,336     5.41%     2,292
Long-term borrowings                  7,709    5.86%          453       1,902     5.05%         96         --                  --
                                   --------              --------    --------              -------   --------             -------
Total interest-bearing liabilities  207,161    1.99%        4,121     195,254     2.84%      5,541    189,223     3.29%   $ 6,216
Noninterest-bearing liabilities      67,749                            65,645                          62,006
Other liabilities                     1,765                             1,848                           1,807
Shareholders' equity                 24,276                            21,267                          16,197
                                   --------                          --------                        --------
Total liabilities and
shareholders' equity               $300,951                          $284,014                        $269,233
                                   ========                          ========                        ========

NET INTEREST INCOME AND NET YIELD
 ON INTEREST-EARNING ASSETS
Net interest income                                      $ 15,081                          $14,593                        $13,534
                                                         ========                          =======                        =======
Interest rate spread                           4.78%                              4.75%                           4.58%
Net yield on average interest-
 earning assets                                5.32%                              5.50%                           5.39%
Average interest-earning assets
 to average interest-bearing
 liabilities                                 136.87%                            135.90%                         132.70%


(1) Yields on securities available for sale have been computed based upon the historical cost of such securities and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholder's equity. Non-accruing loans are included in average balances.

(2) Yields on non-taxable securities are presented on a tax-equivalent basis (reduced by the nondeductible portion of interest expense) using a 34% tax rate and where applicable. Interest income and net interest income reported in the Company's consolidated statements of income were $18,448 and $14,327 for 2002, $19,606 and $14,065 for 2001, and $19,251 and $13,035 for 2000.

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

                                            YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                                2002 VS. 2001                     2001 VS 2000
                                          INCREASE (DECREASE) DUE TO        INCREASE (DECREASE) DUE TO
                                      ---------------------------------   -------------------------------
(dollars in thousands)                 VOLUME       RATE        TOTAL      VOLUME       RATE        TOTAL
Loans                                 $   276     $  (774)    $  (498)    $ 1,194     $  (396)    $   798
Taxable securities                         73      (1,060)       (987)       (350)       (309)       (659)
Non-taxable securities                    718         (53)        665          (9)         94          85
Federal funds sold                        169        (275)       (106)        409        (234)        175
Interest-bearing deposits held             13         (19)         (6)         (1)        (14)        (15)
                                      -------     -------     -------     -------     -------     -------
Total interest-earning assets           1,249      (2,181)       (932)      1,243        (859)        384

Deposits
Interest-bearing demand deposits            1         (46)        (45)        (12)         (1)        (13)
Savings deposits                          109        (471)       (362)         (2)        138         136
Time deposits                             529        (899)       (370)         25         (89)        (64)
                                      -------     -------     -------     -------     -------     -------
Total interest-bearing deposits           639      (1,416)       (777)         11          48          59
Borrowings                               (112)       (532)       (643)        187        (921)       (734)
                                      -------     -------     -------     -------     -------     -------
Total interest-bearing liabilities        527      (1,948)     (1,420)        198        (873)       (675)
                                      -------     -------     -------     -------     -------     -------
Net interest income                   $   722     $  (233)    $   488     $ 1,045     $    14     $ 1,059
                                      =======     =======     =======     =======     =======     =======


On a tax equivalent basis, net interest income for 2002 increased $489 or 3% over 2001. Average interest-earning assets increased by $18,188 or 7%, resulting primarily from an increase in non-taxable securities of $8,899 or 46%, an increase of federal funds sold of $4,705 or 49%, and an increase in loans of $3,091 or 2%. Average interest-bearing liabilities increased by $11,907 or 6%, resulting primarily from an increase in time deposits $13,493 or 23%, an increase in long-term borrowings of $5,807 or 305%, and an increase in savings deposits of $4,380 or 7%, offset by a decrease in short-term borrowings of $12,008 or 25%.

         The net interest rate spread increased 3 basis points, from 4.75% in 2001 to 4.78% in 2002. The increase is a result of a 82 basis point decrease in the average rate yield on interest-bearing assets versus a 85 basis point {this is not reflected in table 1] decrease in rates paid on average interest bearing liabilities. The yield on loans in 2002 decreased 59 basis points from 2001 due to the continued impact of the declining interest rate environment which resulted in a 475 basis point decline in market rates in the second half of 2001 and an additional 50 basis point decline in November 2002. The yield and average balances on mortgage-backed securities were 5.72% and $55,939 for 2002 and 6.42% and $63,614 for 2001, respectively. The decline in yields reflects the general declines in market rates.

         Provision for Loan Losses-The Company maintains an allowance for loan losses to absorb losses on existing loans that may become uncollectible. No provisions were recorded in 2002 or 2001. Management believes that the allowance for loan losses is adequate to absorb potential losses inherent in the loan portfolio. As losses on loans are not statistically predictable and are dependent upon economic conditions in the Bank's marketplace, future provisions or reversals for loan losses may decrease or increase from the levels deemed appropriate for 2002. There can be no assurance, however, that future provisions for loan losses will not be required.

         Non-interest Income- Non-interest income decreased $323 or 7% to $4,547 for 2002 from $4,870 for 2001. The primary component of non-interest income is service charges on deposit and checking accounts, and gains or losses on sale of securities and loans. The decrease in non-interest income was primarily a result of a decrease in gains on loans, declining $281 to $6 in 2002, from $287 in 2001. This was offset somewhat by the increase in security gains of $74 to $512 in 2002 from $438 in 2001. The declining interest rate environment in 2001 and 2002 allowed management to take advantage of investment strategies that were instituted over the past several years and realize market gains on securities held in the investment portfolio. Other fee income increased $95 or 10% and primarily represented surcharges on non-depositors utilizing the Bank's ATM services. Service charges on deposit accounts decreased $116 or 4%.

         Non-interest Expense- Non-interest expense for 2002 was $16,502 an increase of $1,462 or10% over 2001. The composition of the increase consists of a $755 increase in salary and employee benefits, an increase of $31 in furniture and equipment expenses, an increase of $24 in data processing, and an increase of $81 in occupancy expenses and an increase of $703 in other expenses, offset by a decrease in advertising expenses of $132. The increase in salaries were due primarily higher health insurance cost and to additional personnel in operations and accounting departments, coupled with a full year of salaries for the two Wal-mart branches that were opened in the second and third quarters of 2001. The increases in other non-interest expenses were due largely to an increase in professional fees of $286 to $675 and was attributed management seeking professional consultants to improve overall efficiency in key departments and to generate additional fee income.

         Provision for Income Taxes- The provision for income taxes for 2002 was $325, compared to $1,073 for 2001, reflecting a decrease of $725 or 70% due primarily to lower income and higher tax-exempt income relative to taxable income. The effective tax rate was 13.7% for 2002, compared to 27.5% for 2001.

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

         Table 4 presents an analysis of the Company's interest-sensitivity gap position at December 31, 2002. Asset prepayments and liability decay rates are estimated based on the Company's experience. Non-maturity deposits such as savings, NOW accounts and money markets do not have a stipulated maturity. Of these deposits, 15% are prorated over the one year period while the balance is placed in the one to five year period. Time deposits are allocated according to their contractual maturities. As summarized in Table 4, the Company's one-year cumulative gap ratio is 76%, with a cumulative negative (liability) gap of $21 million, representing 7% of assets. This position reflects a liability-sensitive position where more liabilities than assets re-price during the one-year period.

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

TABLE 4. RATE SENSITIVITY ANALYSIS -


(dollars in thousands)                                            4 TO 12      WITHIN 12
                                                   0-90 DAYS       MONTHS       MONTHS       1-5 YEARS   OVER 5 YEARS     TOTALS
 Loans (1) (2)                                     $  13,667     $   1,312     $  14,979     $  63,486     $  58,399    $ 136,864
 Investment Securities (3)                            17,118        29,416        46,534        44,861        45,840      137,235
 Federal funds Sold                                    5,900            --         5,900            --            --        5,900
  Interest Bearing Bank Balances:                          --           887           887            --            --          887

                                                   ---------     ---------     ---------     ---------     ---------    ---------
TOTAL EARNING ASSETS                              $  36,685     $  31,615     $  68,300     $ 108,347     $ 104,239    $ 280,886
                                                   =========     =========     =========     =========     =========    =========
Percent of total earnings assets                       13.06%        11.26%        24.32%        38.57%        37.11%      100.00%

Interest-bearing liabilities
Time COD's of $100M or more                        $  10,567     $  17,705     $  28,272     $   4,264     $      --    $  32,536
 Savings,Now, MMDA'S and
    other time deposit (3)                             4,197        12,591        16,788        95,131            --      111,919
 Time COD'S less than $100M                            3,949        15,560        19,509         4,790            --       24,299
 Borrowed funds                                       25,084            --        25,084         4,000            --       29,084
                                                   ---------     ---------     ---------     ---------     ---------    ---------

TOTAL INTEREST BEARING LIABILITIES                 $  43,797     $  45,856     $  89,653     $ 108,185     $      --    $ 197,838
                                                   =========     =========     =========     =========     =========    =========
 Interest-sensitivity gap                          $  (7,112)    $ (14,241)    $ (21,353)    $     162     $ 104,239    $  83,048
 Cumulative interest-sensitivity gap               $  (7,112)    $ (21,353)    $ (21,353)    $ (21,191)    $  83,048    $  83,048
Ratio of earning assets to interest-bearing
   liabilities (gap ratio)                             83.76%        68.94%        76.18%       100.15%           --       141.98%
Cumulative ratio of earnings assets to interest-
   bearing liabilities (cumulative gap ratio)          83.76%        76.18%        76.18%        89.29%       141.98%      141.98%
Cumulative interest-sensitivity gap as a
   percent of total assets                             (2.41%)       (7.23%)       (7.23%)       (7.18%)       28.12%       28.12%
                                                   =========     =========     =========     =========     =========    =========

      (1)    Non-accruing loans are excluded from loan totals.
      (2)    Loans have been included based on their contractual maturities.
      (3) 15% of Savings, NOW, MMDA, and other time deposits are in the one year category with balance in the one to five years category.
      (4) Mortgage-backed securities have been included based on their estimated remaining maturities, utilizing the most recent quarter pay-down experience and prorated outward. Fourth quarter 2002 pay-down experience was $7,084. However, $40,638 in mortgage back securities have an expected average life of three years or less and $5,713 have an expected average life of more than three years.

TABLE 5. FINANCIAL CONDITION

         Table 5 sets forth information concerning the composition of the Company's assets, liabilities and shareholders' equity at December 31, 2002, 2001, and 2000.

                                                  ------------------------------------------------------------
                                                     2002    PERCENT     2001     PERCENT    2000      PERCENT
                                                  ------------------------------------------------------------
ASSETS                                                               (dollars in thousands)
     Loans, net                                   $134,859    45.66%   $135,514    45.87%   $128,047    48.19%
     Investment securities                         137,235    46.47%    127,365    43.11%    121,842    45.86%
     Federal funds sold                              5,900     2.00%     14,100     4.77%         --     0.00%
     Interest-bearing deposits
         in other banks                                887     0.30%        882     0.30%      1,305     0.49%
                                                  --------   ------    --------   ------    --------   ------
     TOTAL EARNINGS ASSETS                         278,881    94.43%    277,861    94.05%    251,194    94.54%

     Cash and due from banks                         8,890     3.01%     11,059     3.74%      8,553     3.22%
     Bank premises and equipment                     3,455     1.17%      2,374     0.80%      2,073     0.78%
     Other assets                                    4,110     1.39%      4,128     1.41%      3,883     1.46%
                                                  --------   ------    --------   ------    --------   ------
     TOTAL ASSETS                                 $295,336    100.0%   $295,422    100.0%   $265,703   100.00%
                                                  ========   ======    ========   ======    ========   ======
LIABILITIES AND SHAREHOLDERS' EQUITY

     Demand deposits                              $ 68,432    23.16%   $ 63,869    21.62%   $ 63,207    23.79%
     Savings, NOW and MMDA                         111,919    37.90%     95,096    32.19%     93,159    35.06%
     Time deposits $100,000 or more                 24,299     8.23%     25,109     8.50%     13,713     5.16%
     Other time deposits                            32,536    11.02%     32,916    11.14%     32,868    12.37%
                                                  --------   ------    --------   ------    --------   ------
     TOTAL DEPOSITS                                237,186    80.31%    216,990    73.45%    202,947    76.38%

     Short term borrowings                          25,084     8.49%     43,483    14.72%     42,033    15.82%
     Long term borrowings                            4,000     1.35%     10,000     3.38%         --     0.00%
     Accrued expenses and other liabilities          2,825     0.96%      1,798     0.61%        930     0.35%
                                                  --------   ------    --------   ------    --------   ------
     TOTAL LIABILITIES                             269,095    91.11%    272,271    92.16%    245,910    92.55%

     Shareholders' equity                           26,241     8.89%     23,151     7.84%     19,793     7.45%
                                                  --------   ------    --------   ------    --------   ------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $295,336   100.00%   $295,422   100.00%   $265,703    100.0%
                                                  ========   ======    ========   ======    ========   ======


         Overview- Total assets were essentially unchanged from December 31, 2001 to December 31, 2002, however, the composition of the balance sheet did reflect changes. The changes in the balance sheet were primarily attributable to an increase in investments of $9,870, a decrease of $8,200 in federal funds sold, and an increase in bank premises of $1,081. On the liability side of the balance sheet, short-term borrowings decreased $18,399, savings deposits increased $16,823, long-term borrowings decreased $6,000 and demand deposits increased $4,563. The change in composition and interest cost is primarily the result of one large deposit relationship shifting approximately $13 million in funds from retail repurchase agreements (short-term borrowings) to a money market account relationship (included in savings deposits).

         Loans- Net loans outstanding at December 31, 2002 were $134,859, a decrease of $655 or less than 1%, from year-end 2001. The composition of the loan portfolio is summarized in Table 6. The change in loans composition consisted primarily of an increase in residential 1 to 4 family loans of $4,168, offset by a decrease in commercial loans of $4,549, a decrease in consumer loans of $895 and a decrease in commercial real estate loans of $760.

TABLE 6. LOAN PORTFOLIO COMPOSITION

         The following table shows the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                        DECEMBER 31,
                             ------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)           2002    PERCENT     2001     PERCENT     2000     PERCENT     1999     PERCENT     1998    PERCENT
                             ------------------------------------------------------------------------------------------------------
Commercial                    $  8,686     6.32%   $ 13,235     9.49%   $ 10,958     8.28%   $ 10,046    15.11%   $ 16,568   15.11%

Residential 1 to 4 family       62,907    45.79%     58,739    42.13%     56,611    42.78%     52,826    46.62%     51,097   46.62%

Commercial real estate          60,333    43.05%     59,905    42.97%     58,772    44.41%     40,125    30.62%     33,560   30.62%

Consumer loans                   6,650     4.84%      7,545     5.41%      5,993     4.53%      4,803     7.65%      8,388    7.65%
                              --------   ------    --------   ------    --------   ------    --------   ------    --------  ------
Total                         $138,576   100.00%   $139,424   100.00%   $132,334   100.00%   $107,800   100.00%   $118,646  100.00%
                              ========   ======    ========   ======    ========   ======    ========   ======    ========  ======

TABLE 7. MATURITY OF LOAN PORTFOLIO - FIXED RATE AND VARIABLE RATE

         Table 7 summarizes the contractual maturity of the Company's fixed and floating rate loans, at December 31, 2002. Nonaccrual loans are excluded from the presentation.

                                      AFTER ONE YEAR
                           ONE YEAR    THROUGH FIVE       AFTER
(dollars in thousands)     OR LESS        YEARS         FIVE YEARS     TOTAL
                           --------   --------------    ----------   --------
 Fixed rate                 $ 7,154       $63,333        $58,399     $128,886
 Variable rate                7,825           153             --        7,978
                            -------       -------        -------     --------
Total                       $14,979       $63,486        $58,399     $136,864
                            =======       =======        =======     ========

At December 31, 2002, the aggregate amount of loans due after one year with fixed interest rates was $121,732.

TABLE 8. INVESTMENT PORTFOLIO MATURITY SCHEDULES

         Table 8 summarizes the maturity and average yield of the Company's investment portfolio at December 31, 2002. Yields on non-taxable securities have been computed on a tax equivalent basis using a 34% tax rate.



                                                       After One But            After Five But
(dollars in thousands)         Within One Year        Within Five Years         Within Ten Years             After Ten Years
                            -----------------------------------------------------------------------------------------------------
                             Amount       Yield       Amount       Yield        Amount        Yield        Amount        Yield
U.S. Treasury               $    999       1.55%     $     --         --       $     --          --       $     --         --
U.S. Government agencies      20,487       4.72%       20,979       5.36%            --          --          7,756       5.60%
State and political
subdivisions                     623       8.70%        2,354       8.25%        26,657        7.74%      $  2,726       7.80%
Other                             --         --            --         --          1,246        5.04%            --
Mortgage-backed
securities                        --         --            --         --             --          --             --         --
                            --------      -----      --------      -----       --------       -----       --------      -----
Total                       $ 22,109       4.69%     $ 23,333       5.65%      $ 27,903        5.35%      $ 10,482       6.17%
                            ========      =====      ========      =====       ========       =====       ========      =====



(dollars in thousands)         Mortgage Backed             Total
                            ------------------------------------------
                              Amount      Yield      Amount     Yield
U.S. Treasury                $     --        --     $    999    1.55%
U.S. Government agencies           --        --       49,222    5.13%
State and political
subdivisions                       --        --       32,360    7.80%
Other                              --                  1,246    5.04%
Mortgage-backed
securities                     53,408      6.58%      53,408    6.58%
                             --------     -----     --------   -----
Total                        $ 53,408      6.58%    $137,235    6.30%
                             ========     =====     ========   =====


         Securities- The carrying value of the Company's securities portfolio increased $9,870 or 8% from $127,365 at December 31, 2001, to $137,235 at
December 31, 2002. The increase in the investment portfolio consisted primarily of an increase in U.S. Government and Agency securities of $10,194, an increase in state and political subdivision of $2,540 offset by a decrease in mortgage backed securities of $8,928. The yield on taxable securities decreased from 6.29% for 2001 to 5.31% for 2002. The tax equivalent yield for non-taxable securities decreased from 8.06% for 2001 to 7.88% for 2002. The mortgage-backed securities portfolio had a weighted average remaining maturity of 2.19 years at December 31, 2002, compared to 3.34 years at December 31, 2001 (utilizing Bloomberg's street consensus). The collateral underlying all the mortgage-backed securities is guaranteed by one of the "quasi-governmental" agencies, and therefore maintains a risk weight of 20% for risk based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of management's ongoing analysis. There are no issuers of securities other than governmental agencies, whose securities held by the Company, have a book value in excess of 10% of the Company shareholders' equity. The Company's securities portfolio is also presented in Note 3 to the consolidated financial statements.

TABLE 9. LOAN LOSS AND RECOVERY EXPERIENCE

         Asset Quality -See Note 1 to the consolidated financial statements for a discussion of the Company's policy for establishing the allowance for loan losses. Table 9 sets forth the activity in the allowance for loan losses for the last five years.


                                                                               YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------------
                                                               2002          2001          2000         1999          1998
                                                            -----------------------------------------------------------------
                                                                               (dollars in thousands)
Total loans outstanding at year end                         $ 138,576     $ 139,424     $ 132,334    $ 107,800     $ 109,613
Average loans outstanding during year                         131,722       128,631       115,689       99,863       113,286

Allowance for loan losses at beginning of year                  3,283         3,580         4,272        4,700         1,702
Loans charged off:

   Commercial                                                     320           349           611          466         1,571
   Real estate mortgage                                           131           168            83          198             0
   Installment loans to individuals                               270           340            56          150           249
                                                             ---------------------------------------------------------------
Total charge-offs                                                 721           857           750          814         1,820

Recoveries of loans previously charged-off
   Commercial                                                     266           157           270          332           151
   Real estate mortgage                                           123           239             3           20             0
   Installment loans to individuals                               108           164            44           34            64
                                                             ---------------------------------------------------------------
Total recoveries                                                  497           560           317          386           215

Net charge-offs                                                   224           297           433        1,605           759

(Reversals) Additions to allowance charged to
operations                                                          0             0          (259)           0         4,603
                                                             ===============================================================
Allowance for loan losses at end of period                   $  3,059     $   3,283     $   3,580     $  4,272      $  4,700

Ratios of net charge-offs during year to average                0.17%         0.23%         0.37%        0.43%         1.42%
outstanding loans during year

Ratio of allowance for possible loan losses to total loans      2.21%         2.35%         2.71%        3.96%         4.29%


TABLE 10. ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

         Table 10 sets for the allocation of the allowance for loan losses as of the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                           YEAR ENDED DECEMBER 31,
                  -----------------------------------------------------------------------------------------------------------------
                    2002    Percent (2)     2001     Percent (2)    2000   Percent (2)    1999    Percent (2)    1998    Percent (2)
                  -----------------------------------------------------------------------------------------------------------------
                                                           (dollars in thousands)
Commercial (1)    $ 1,685      49.37%     $ 1,919       52.46%    $ 1,956    52.69%     $ 1,927      46.54%     $ 3,461     45.73%
Real estate
Mortgage              589      45.79%         396       42.13%        512    42.78%         543      49.00%         406     46.62%
Consumer              306       4.84%         252        5.41%        175     4.53%         173       4.46%         280      7.65%
Unallocated           479         --          716          --         937       --        1,629        --           553        --
                 --------     -------     -------      -------    -------   -------     -------     -------     -------    -------
Total            $ 3,059      100.00%     $ 3,283      100.00%    $ 3,580   100.00%     $ 4,272     100.00%     $ 4,700    100.00%
                 ========     =======     =======      =======    =======   =======     =======     =======     =======    =======

(1)  Includes commercial real estate loans.
(2)  Percentage of loans outstanding.


         The allowance for loan losses was $3,059 at December 31, 2002, as compared to $3,283 December 31, 2001. The ratio of the allowance for loan losses to total loans at December 31, 2002 and 2001 was 2.21% and 2.35%, respectively. At December 31, 2002, non-performing assets to total assets was 1.14% compared to 1.05% at December 31, 2001. Net charge-offs decreased $73 to $224 for 2002 from $297 for 2001. No provision was made for 2002 or 2001. Additionally, the unallocated portion of the allowance decreased to $479 from $716 at year-end 2002. Also see comment referring to non-performing assets.

         The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogenous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.

         The allowance for loan losses consists of a specific component and a nonspecific component. The components of allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies", or SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". The specific component of the allowance for loan losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The specific component of the allowance for loan losses also includes management's determination of the amounts necessary for concentrations and changes in portfolio mix and volume. As of December 31, 2002, the amount of the allowance that was attributed to specific credits was $1,083 or 35.4% of the allowance which compares to $911 or 27.7% as of December 31, 2001. The primary reason for the increase was as a increase in new classified loans.

         The nonspecific portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the nonspecific allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. Historical loss experience data used to establish estimates may not precisely correspond to the current portfolio. The uncertainty surrounding the strength and timing of economic cycles, including management's concerns over the effects of the prolonged economic downturn in the current cycle, also affects the model's estimates of loss. The historical losses used in the migration analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized. The nonspecific portion of the allowance as of December 31, 2002 was $1,976 or 64.6% of the allowance, which compares to $2,372 or 72.3% of the allowance at December 31, 2001. The primary reason for the decrease was as a result of the change in classification of several loans and the pay-off of several larger problem assets.

         Although management believes that it uses the best information available to make such determinations that the allowance for loan losses is adequate at December 31, 2002, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determination. Any downturn in the real estate market or general economic conditions in the Washington, DC metropolitan area could result in the Company experiencing increased levels of non-performing assets and charge-offs, significant provisions for loan losses, and significant reductions in net income. Additionally, various regulatory agencies periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. In light of the foregoing, there can be no assurance that management's determination as to the adequacy of the allowance for loan losses realized in the future will prove accurate, or that additional provisions or charge-offs will not be required.

TABLE 11 - NON-PERFORMING ASSETS

          Table 11 sets forth information concerning non-performing assets.


                                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------------------------------------
                                                            2002        2001        2000       1999       1998
                                                          -----------------------------------------------------
                                                                     (dollars in thousands)
Non-accrual loans (1)                                     $ 1,712     $ 2,462     $ 1,733    $ 2,819    $ 5,003
Loans past due 90 days or more and still accruing           1,662         645         659        275      1,474
Foreclosed properties                                          --          --          --        265        525
                                                          -------     -------     -------    -------    -------
Total                                                     $ 3,374     $ 3,107     $ 2,392    $ 3,359    $ 7,002
                                                          =======     =======     =======    =======    =======
Non-performing assets to gross loans and foreclosed
       properties at period end                              2.43%       2.22%       1.81%      3.11%      6.36%
Non-performing loans to total loans                          2.43%       2.22%       1.81%      2.87%      5.91%
Non-performing assets to total assets at period end          1.14%       1.05%       0.89%      1.27%      2.59%


(1) Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in 2002 for non-accrual loans had the loans been current in accordance with their original terms was $142. See Note 1 to the consolidated financial statements. The Bank charges loans against the allowance for loan losses when it determines that principal and interest or portions thereof become uncollectible. This is determined through an analysis of each individual credit, including the financial condition and repayment capacity of the borrower, and of the sufficiency of the collateral, if any.

         Non-performing assets at year-end 2002 were $3,374, an increase of $267 or 9% from year-end 2001. The increase was primarily attributable to management's continued review of the loan portfolio and in light of developments in individual loans since December 31, 2001. Non-accrual loans totaled $1,712 at year-end 2002 and consisted of $822 in commercial real estate loans, $780 in residential real estate loans and $110 in consumer loans. This represented a decrease of $750 or 30% from year-end 2001. As of December 31, 2002, loans past due 90 days or more and still accruing totaled $1,662, an increase of $1,017 or 158%, and consisted of $995 in residential real estate loans, $507 in commercial loans $109 in commercial real estate loans and $37 in consumer loans. The increase in loans past due 90 days or more centered in residential loans increasing $600 and commercial loans increasing $501 from year-end 2001. At year-end 2002, non-performing assets in the amount of $3,374 represented 13% of total capital as well as 13% at year-end 2001. Additionally, at year-end 2002, non-performing assets in the amount of $3,374 and loans with possible credit problems in the amount of $5,027 which combined totaled $8,401 or 32% of total capital compared to $12,583 or 54% at year-end 2001, reflecting a decrease of $4,182 or 33%.

         At December 31, 2002, there were $5,027 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. Included in the total are fifteen loans, totaling $4,333, fully collateralized by real estate, three of which represent $2,831 of the total. The remaining $694 consists of six commercial loans, secured primarily by accounts receivable and various business equipment.

LIQUIDITY RISK MANAGEMENT

         The objective of liquidity management is to ensure the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Company, are met, taking into account all on- and off-balance sheet funding demands. Liquidity management also includes ensuring cash flow needs are met at a reasonable cost. Liquidity risk arises from the possibility the Company may not be able to satisfy current or future financial commitments, or the Company may become unduly reliant on alternative funding sources. The Company maintains a liquidity risk management policy to address and manage this risk. The policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements which comply with regulatory guidance. The liquidity position is continually monitored and reported on quarterly to the Asset/Liability Management Committee, and the Board of Directors.

         Deposits, Other Sources of Funds and Liquidity- Deposits are generally the most important source of the Company's funds for lending, investing, and other business purposes. Deposit inflows and outflows are significantly influenced by general interest rates, market conditions, and competitive factors. Total deposits increased by $20,196 or 9%, from December 31, 2001 to December 31, 2002.

         The Company also raises funds by selling securities under agreements to repurchase. These fixed coupon overnight agreements are accounted for as financing transactions, and the obligations to repurchase the securities are reflected as a liability in the consolidated balance sheet. At December 31, 2002, $25,084 of repurchase agreements with an average rate of 1.17% were outstanding. As noted above, the decline in repurchase agreements and the increase in deposits relate largely to the decision of one depositor to shift $13 million of funds from repurchase agreements to a deposit account. See Note 7 to the consolidated financial statements for additional information regarding the Company's short-term borrowings. During 2002, the Company had borrowings of $4,000 of long term funds under advances from the Federal Home Loan Bank. These borrowings were reduced from $10,000 at year-end 2001. See Note 8 to the consolidated financial statements.

         The Company's principal sources of funds are deposits, repayments and maturities of loans and securities, proceeds from the sale of securities and funds provided by operations. The Company's sources and uses of cash for the years ended December 31, 2002 and 2001 are presented in the consolidated statement of cash flows. The Company anticipates that it will have sufficient funds available to meet current and future commitments.

         Legislation has been introduced in each of the last three Congresses which would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. As a significant portion of the Company's deposits are non-interest bearing demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance.

TABLE 12. TIME DEPOSIT MATURITY SCHEDULE

         Table 12 presents certain information related to the Company's time deposits.


                                                                     At December 31, 2002
                                                    ------------------------------------------------------
                                                                    (dollars in thousands)
                                                    3 Months or   4 to 6    7 to 12    Over 12
                                                        Less      Months     Months    Months      Total
Time certificates of deposit of $100M or more         $10,567    $ 8,854    $ 8,851    $ 4,264    $32,536
Time certificates of deposit less than $100M            3,949      9,210      6,350      4,790     24,299
                                                      -------    -------    -------    -------    -------
Total                                                 $14,516    $18,064    $15,201    $ 9,054    $56,835
                                                      =======    =======    =======    =======    =======



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

         The Company and the Bank are subject to certain regulatory capital requirements. Management believes, as of December 31, 2002, that the Company and the Bank met all the capital adequacy requirements to which they are subject. As of December 31, 2002, the most recent notification from the Office of the Comptroller of Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Refer to Note 10 to the consolidated financial statements for additional disclosures related to regulatory capital requirements.

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

ITEM 7. FINANCIAL STATEMENTS.


                          INDEPENDENT AUDITORS' REPORT


The Audit Committee of the Board of Directors and Shareholders of IBW Financial Corporation and Subsidiary

         We have audited the accompanying consolidated balance sheets of IBW Financial Corporation and Subsidiary (the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         As discussed in Note 2 to the financial statements, at December 31, 2002, IBW Financial Corporation's subsidiary, Industrial Bank, National Association, is operating under a formal agreement with the Office of the Comptroller of the Currency (the "OCC") dated August 25,1998, that requires it to meet certain prescribed actions in accordance with OCC specified deadlines.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IBW Financial Corporation and subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principals generally accepted in the United States of America.

/s/ Stegman & Company

Baltimore, Maryland
February 6, 2003

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

ASSETS
                                                                                2002        2001
    Cash and cash equivalents:
    Cash and due from banks                                                   $  8,890    $ 11,059
    Federal funds sold                                                           5,900      14,100
                                                                              --------    --------
                      Total cash and cash equivalents                           14,790      25,159
                                                                              --------    --------
   Interest-bearing deposits in other banks                                        887         882

   Securities available-for-sale, at fair value                                137,235     127,365

   Loans receivable - net of allowance for loan losses
     of $3,059 and $3,283                                                      134,859     135,514
   Bank premises and equipment - net                                             3,455       2,374
   Accrued interest receivable                                                   1,909       1,928
   Other assets                                                                  2,201       2,200
                                                                              --------    --------
 TOTAL ASSETS                                                                 $295,336    $295,422
                                                                              ========    ========
 LIABILITIES AND SHAREHOLDERS' EQUITY

 LIABILITIES:
    Noninterest bearing deposits                                              $ 68,432    $ 63,869
    Interest bearing deposits                                                  168,754     153,121
                                                                              --------    --------
                      Total deposits                                           237,186     216,990

    Short-term borrowings                                                       25,084      43,483
    Long-term borrowings                                                         4,000      10,000
    Accrued expenses and other liabilities                                       2,825       1,798
                                                                              --------    --------
Total liabilities                                                              269,095     272,271

Shareholders' Equity:
     Preferred stock - $1 par value; 1,000,000 (500,000 voting and 500,000 nonvoting) authorized; 20,000 Series A nonvoting
        issued and outstanding, stated at liquidation value                        500         500
    Common stock - $1 par value; 1,000,000 shares authorized;
       668,360 issued and outstanding                                              668         668
    Additional paid in capital                                                   5,051       5,051
    Retained earnings                                                           16,310      14,756
    Accumulated other comprehensive income                                       3,712       2,176
                                                                              --------    --------
                      Total shareholders' equity                                26,241      23,151
                                                                              --------    --------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $295,336    $295,422
                                                                              ========    ========


See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002 AND 2001
(Dollars in Thousands, Except  per Share Data)


-------------------------------------------------------------------------------------------------------
                                                                         2002                   2001
INTEREST INCOME:
    Interest and fees on loans                                         $10,976                $11,474
    U.S. Treasury securities                                                19                     45
    Obligations of U.S. Government
        agencies and corporations                                        2,422                  2,342
    Collateralized mortgage obligations                                  3,200                  4,085
    Obligations of states and political subdivisions                     1,490                  1,157
    Bank balances and other securities                                     106                    151
    Federal funds sold                                                     235                    352
                                                                       -------                -------

                      Total interest income                             18,448                 19,606
                                                                       -------                -------
INTEREST EXPENSE:
    Interest-bearing deposits                                            2,507                  3,231
    Time certificates over $100,000                                        699                    752
    Short term borrowings                                                  462                  1,474
    Long term borrowings                                                   453                     84
                                                                       -------                -------

                      Total interest expense                             4,121                  5,541
                                                                       -------                -------

NET INTEREST INCOME                                                     14,327                 14,065
                                                                       -------                -------

PROVISION FOR LOAN LOSSES                                                   --                     --
                                                                       -------                -------
NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                                          14,327                 14,065
                                                                       -------                -------
NONINTEREST INCOME:
    Service charges on deposit and checking accounts                     2,922                  3,038
    Other fee income                                                     1,001                    906
    Gain on sale of securities                                             512                    438
    Gain on sale of loans                                                    6                    287
    Other operating income                                                 106                    201
                                                                       -------                -------

                      Total noninterest income                           4,547                  4,870
                                                                       -------                -------

NONINTEREST EXPENSE:
    Salaries and employee benefits                                       9,175                  8,420
    Occupancy                                                              916                    835
    Furniture and equipment                                              1,224                  1,193
    Data processing                                                        854                    830
    Advertising                                                            195                    327
    Other                                                                4,138                  3,435
                                                                       -------                -------

                      Total noninterest expense                         16,502                 15,040
                                                                       -------                -------


IBW FINANCIAL CORPORATION AND SUBSIDIARY

YEARS ENDED DECEMBER 31, 2002 AND 2001
(Dollars in Thousands, Except  per Share Data)
--------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                               $  2,372       $  3,895

INCOME TAX PROVISION                                          325          1,073
                                                         --------       --------

NET INCOME                                               $  2,047       $  2,822
                                                         ========       ========

BASIC AND DILUTED NET INCOME PER COMMON SHARE            $   3.03       $   4.18
                                                         ========       ========

WEIGHTED AVERAGE OF COMMON SHARES OUTSTANDING             668,360        668,360
                                                         ========       ========

See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002 AND 2001
(Dollars in Thousands, Except  per Share Data)



-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        ACCUMULATED
                                               PREFERRED     COMMON      CAPITAL      RETAINED      OTHER COMPREHENSIVE
                                                 STOCK       STOCK       SURPLUS      EARNINGS          INCOME (LOSS)      TOTAL


BALANCE, JANUARY 1, 2001                        $   500     $    668     $  5,051     $ 12,427           $  1,147         $ 19,793
                                                                                                                          --------

   Net income                                                                            2,822                 --            2,822
   Other comprehensive income, net of tax
     (unrealized gains on securities
     available-for-sale)                                                                                    1,029            1,029
                                                                                                                          --------

          Total comprehensive income                 --           --           --           --                 --            3,851

Cash dividends paid:
    Preferred stock $1.25 per share                  --           --           --          (25)                                (25)
    Common stock $0.70 per share                     --           --           --         (468)                --             (468)
                                                -------     --------     --------     --------           --------         --------

BALANCE, DECEMBER 31, 2001                          500          668        5,051       14,756              2,176           23,151


   Net income                                                                            2,047                 --            2,047
   Other comprehensive income, net of tax
     (unrealized gains on securities
     available-for-sale)                                                                                    1,536            1,536
                                                                                                                          --------

          Total comprehensive income                 --           --           --           --                 --            3,583

Cash dividends paid:
    Preferred stock $1.25 per share                  --           --           --          (25)                                (25)
    Common stock $0.70 per share                     --           --           --         (468)                --             (468)
                                                -------     --------     --------     --------           --------         --------

BALANCE, DECEMBER 31, 2002                      $   500     $    668     $  5,051     $ 16,310           $  3,712         $ 26,241
                                                =======     ========     ========     ========           ========         ========



See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001
(Dollars in Thousands)


-------------------------------------------------------------------------------------------------------------

                                                                                 2002                2001

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                 $  2,047            $  2,822
    Adjustments to reconcile net income
        to net cash provided by operating activities:
        Depreciation                                                                507                 448
        Amortization of goodwill and intangibles                                    103                 163
        Deferred income taxes                                                       131                  34
        Amortization of investment premiums                                         393                 233
        Gain on sale of investment securities                                      (512)               (438)
        Gain on sale of loans                                                        --                (287)
        Decrease in accrued interest receivable                                      19                  82
        Increase in other assets                                                   (367)               (524)
        Increase in accrued expenses and other liabilities                        1,027                 868
                                                                               --------            --------

                      Net cash provided by operating activities                   3,348               3,401
                                                                               --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from principal payments on securities available-for-sale            19,751              21,778
    Proceeds from maturities of investment securities available-for-sale         18,234              14,372
    Proceeds from sale of investment securities available-for-sale               20,775              23,430
    Purchase of investment securities available-for-sale                        (66,843)            (63,869)
    Net  increase in interest-bearing deposits in banks                              (5)                423
    Net decrease (increase) in loans                                                655             (20,667)
    Proceeds from sale of loans                                                      --              13,487
    Additions to bank premises and equipment, net                                (1,588)               (749)
                                                                               --------            --------
                      Net cash used in investing activities                      (9,021)            (11,795)
                                                                               --------            --------


IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002 AND 2001
(Dollars in Thousands)


---------------------------------------------------------------------------------------------------------
                                                                             2002                  2001
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                               $ 20,196              $ 14,043
    Net (decrease) increase in short term borrowings                        (18,399)                1,450
    (Decrease) increase in long term borrowings                              (6,000)               10,000
    Dividends paid                                                             (493)                 (493)
                                                                           --------              --------

                Net cash (used) provided in financing activities             (4,696)               25,000
                                                                           --------              --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (10,369)               16,606

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                               25,159                 8,553
                                                                           --------              --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                   $ 14,790              $ 25,159
                                                                           ========              ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Income tax payments                                                    $    365              $    710
                                                                           --------              --------

    Interest payments                                                      $  4,513              $  5,779
                                                                           --------              --------



See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

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

Investment Securities - The Company may segregate its investment securities into the following three categories: trading, held-to-maturity, and available-for-sale. Trading securities are purchased and held principally for the purpose of reselling them within a short period of time. Their unrealized gains and losses are included in earnings. Securities classified as held-to-maturity are accounted for at amortized cost, and require the Company to have both the positive intent and ability to hold these securities to maturity. Securities not classified as either trading or held-to-maturity are considered to be available-for-sale. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported, net of deferred taxes, as accumulated other comprehensive income, a separate component of shareholders' equity. Realized gains or losses on the sale of investment securities are reported in earnings and determined using the adjusted cost of the specific security sold. Investment in Federal Reserve Bank and Federal Home Loan Bank stock are considered restricted as to marketability.

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

Allowance for Loan Losses - The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogenous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for loan losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.

The allowance for loan losses consists of a specific component and a nonspecific component. The components of allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies", or SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". The specific component of the allowance for loan losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The specific component of the allowance for loan losses also includes management's determination of the amounts necessary for concentrations and changes in portfolio mix and volume.

The nonspecific portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the nonspecific allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. Historical loss experience data used to establish estimates may not precisely correspond to the current portfolio. The uncertainty surrounding the strength and timing of economic cycles, including management's concerns over the effects of the prolonged economic downturn in the current cycle, also affects the model's estimates of loss. The historical losses used in the migration analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized.

Depreciable Assets - Properties and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to 10 years for furniture, fixtures, and equipment; three to five years for software, hardware, and data handling equipment; and 10 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 15 years; and leasehold improvements are amortized over the term of the respective lease plus the optional renewal period, if applicable. Maintenance and repairs are charged to expense as incurred, while improvements which extend the useful life are capitalized and depreciated over the estimated remaining life of the asset.

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Corporation recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis.

Advertising Costs - Advertising costs are generally expensed as incurred.

Other Real Estate Owned - Other real estate owned represents properties acquired through foreclosures or other proceedings in satisfaction of indebtedness. At the date of acquisition such property is recorded at the lower of cost or fair value. Subsequent to acquisition, the property is carried at the lower of the fair value, less estimated costs to sell, or its new cost basis. Write-downs to fair value, less estimated costs to sell, at the date of acquisition are charged to the allowance for losses. Declines in fair value, operating expenses, and gains or losses on the disposition of other real estate are reported in noninterest expense. The amounts the Company will ultimately realize on disposition of these properties could differ from management's current estimates.

Earnings Per Share ("EPS") - Net income available to common shareholders is adjusted to give effect to dividends on preferred stock. Net income available to common shareholders for basic and diluted EPS purposes is $2,022 and $2,797 for the years ended December 31, 2002 and 2001, respectively. EPS is computed based on the weighted average number of common shares outstanding during the year (668,360 for both 2002 and 2001). Basic and diluted EPS are the same, as the Corporation had no dilutive common stock equivalents outstanding as of December 31, 2002 or 2001 and for the years then ended.

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

Intangible Assets - Intangible assets represent the excess cost over the fair value of net assets acquired. The Company's intangible assets are core deposit intangibles and unidentifiable intangible assets resulting from branch acquisitions. All intangible assets are tested annually for impairment and are being amortized on a straight-line basis over varying periods not exceeding 15 years. See New Accounting Pronouncements and Note 6 for additional information regarding intangible assets.

Statement of Cash Flows - For purposes of the consolidated statement of cash flows, cash equivalents are highly liquid investments with original maturities of three months or less. Included in cash and due from banks were required deposits at the Federal Reserve Bank of $2,240 and $3,141, at December 31, 2002 and 2001, respectively.

New Accounting Pronouncements - In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes both SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses in long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. The provisions of SFAS No. 144 were effective for years beginning after December 15, 2001, and its adoption did not affect the financial position or results of operations of the Company.

In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" SFAS No. 147 amends SFAS No. 72 "Accounting for Certain Acquisitions of Banking and Thrift Institutions". SFAS No. 147 addresses unidentifiable intangible assets resulting from acquisitions of entire or less-than-whole financial institutions where the fair value of liabilities assumed exceeds the fair value of tangible and identifiable intangible assets acquired. The Statement allows for the recognition of goodwill where the transaction in which an unidentifiable intangible asset arose was a business combination. The transitional provisions of SFAS No. 147 allow for the reclassification of unidentifiable intangible assets that meet certain criteria to goodwill and the restatement of earnings for any amortization of the reclassified goodwill that occurred since SFAS No. 142 was adopted. Transitional provisions were effective on October 1, 2002, with earlier application permitted. Acquisitions of bank branches by the Company did not meet the criteria of a business combination and therefore the adoption of SFAS No. 147 had no effect on the financial position or results of operations of the Company.

Reclassifications - Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2002 presentation.

2. FORMAL AGREEMENT

On August 25, 1998, the Bank entered into a Formal Agreement (the "Agreement") with the Office of the Comptroller of the Currency (the OCC). The Agreement requires the Bank to undertake certain actions within designated timeframes from the date the Agreement was entered into, and to operate in compliance with the provisions thereof during its term.

Among the actions required by the Agreement are the following: (i) Within thirty days, the Bank shall employ an independent management consultant to perform a study of the Bank's management structure and staffing requirements, including a report identifying staffing requirements, job descriptions and evaluations for senior officers, and evaluating organizational structure. The Board of Directors (the Board) is required to adopt within thirty days of the receipt of the report, a plan to eliminate any deficiencies in management, staffing, or supervision of management; (ii) The Board is required to take steps to obtain current and satisfactory credit information on loans without such information, and to insure that proper collateral documentation is maintained. Management may not grant, renew, alter, restructure or extend a loan without proper documentation and analysis of credit, purpose and anticipated source of repayment. In absence of such information, such loans may be made only upon certification of a majority of the Board why obtaining such information would be detrimental to the best interest of the Bank; (iii) Within thirty days the Board shall adopt a written program to eliminate the basis of criticism for assets rated "doubtful", "substandard" or "other assets especially mentioned;" (iv) Within thirty days the Board shall establish a loan review system to assure timely identification and categorization of problem credits and implement a process to insure the loan review function is independent; (v) Within sixty days the Board shall review and revise the Bank's loan policy based upon the guidance on Loan Portfolio Management in the Comptroller's Manual for National Bank Examiners. Within thirty days thereafter, the Board shall develop a process to ensure accountability for lending personnel; (vi) The Board shall notify the Assistant Deputy Comptroller before all loan sales; (vii) Within sixty days, the Board shall develop a written program to improve and strengthen collection efforts; (viii) Within ninety days the Board shall develop a profit plan to improve and sustain the Bank's earnings; (ix) Within 120 days, the Board shall adopt and implement a strategic plan for the Bank covering at least three years, including objectives for earnings performance, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of non-performing assets, product line development and market segments intended to be developed, together with strategies to achieve those objectives; (x) The Board shall take all steps necessary to correct any violation of law, rule or regulation cited in any report of examination; (xi) Within thirty days the Bank shall submit a revised written project plan with respect to Year 2001 compliance of the Bank's information and environmental systems, including a testing plan and, within sixty days, a remediation contingency plan in the event any systems are not compliant by the date set forth in the plan.

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

As of January 22, 2003, the Bank had submitted to the OCC all of the written plans, policies and other information required by the Agreement, and all revisions requested by the OCC, although certain submissions were made outside of the time limits required by the Agreement.

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

3. INVESTMENT SECURITIES

At December 31, 2002 and 2001, the amortized cost and approximate fair value of securities available-for-sale were as follows (in thousands):



                                                                         DECEMBER 31, 2002
                                                  -----------------------------------------------------------------
                                                                     GROSS             GROSS
                                                  AMORTIZED        UNREALIZED        UNREALIZED         ESTIMATED
                                                     COST            GAINS             LOSSES           FAIR VALUE

U.S. Treasury Notes                               $    999          $     --          $     --           $    999
U.S. Government Agencies                            46,868             2,355                (1)            49,222

Mortgage-Backed Securities:
    Pass-through securities:
        Guaranteed by GNMA                               5                --                --                  5
        Issued by FNMA and FHLMC                     6,903               150                --              7,053

Collateralized Mortgage Obligations:
        Collateralized by FNMA, FHLMC and
            GNMA mortgage-backed securities         44,871             1,492               (13)            46,350

Securities issued by states and
    political subdivisions:
        General obligations                         17,655               943                --             18,598
        Revenue obligations                         13,088               674                --             13,762
                                                  --------          --------          --------           --------
Total debt securities                              130,389             5,614               (14)           135,989

Federal Reserve Bank stock                             208                --                --                208
Federal Home Loan Bank stock                           884                --                --                884
Marketable equity securities                           129                25                --                154
                                                  --------          --------          --------           --------

Total equity securities                              1,221                25                --              1,246
                                                  --------          --------          --------           --------

TOTAL                                             $131,610          $  5,639          $    (14)          $137,235
                                                  ========          ========          ========           ========




                                                                             DECEMBER 31, 2001
                                                    -----------------------------------------------------------------
                                                                         GROSS             GROSS
                                                     AMORTIZED        UNREALIZED         UNREALIZED        ESTIMATED
                                                       COST              GAINS             LOSSES          FAIR VALUE

U.S. Treasury Notes                                  $    498          $     --          $     --           $    498
U.S. Government Agencies                               37,858             1,699               (28)            39,529

Mortgage-Backed Securities:
    Pass-through securities:
        Guaranteed by GNMA                                 11                 1                --                 12
        Issued by FNMA and FHLMC                        4,645                17                --              4,662

Collateralized Mortgage Obligations:
        Collateralized by FNMA, FHLMC and
            GNMA mortgage-backed securities            55,845             1,157              (180)            56,822

Securities issued by states and
    political subdivisions:
        General obligations                            15,451               305              (100)            15,656
        Revenue obligations                             7,578               249               (51)             7,776
        Taxable obligations                               915                90                --              1,005
                                                     --------          --------          --------           --------
Total debt securities                                 122,801             3,518              (359)           125,960

Federal Reserve Bank Stock                                208                --                --                208
Federal Home Loan Bank Stock                            1,045                --                --              1,045
Marketable equity securities                              126                26                --                152
                                                     --------          --------          --------           --------

Total equity securities                                 1,379                26                --              1,405
                                                     --------          --------          --------           --------

TOTAL                                                $124,180          $  3,544          $   (359)          $127,365
                                                     ========          ========          ========           ========



The following is a summary of the amortized cost and estimated fair value of debt securities available-for-sale by contractual maturity as of December 31, 2002. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands).

                                                  DECEMBER 31, 2002
                                              -------------------------
                                                              ESTIMATED
                                              AMORTIZED         FAIR
                                                 COST           VALUE

Due in one year or less                       $ 21,684        $ 22,109
Due after one year through five years           21,945          23,333
Due five through ten years                      32,438          34,413
Due after ten years                              2,543           2,726
Mortgage-backed securities                      51,779          53,408
                                              --------        --------
Total debt securities                          130,389         135,989

Federal Reserve Bank Stock                         208             208
Federal Home Loan Bank Stock                       884             884
Marketable securities                              129             154
                                              --------        --------
Total equity securities                          1,221           1,246

TOTAL                                         $131,610        $138,481
                                              ========        ========

Proceeds from the sale of securities available-for-sale were $20,657 and $23,430 for the year ended December 31, 2002 and 2001, respectively, and resulted in realized gains of $512 for 2002 and $438 for 2001.

Securities of $30,395 and $7,719 at December 31, 2002 and 2001 were pledged as collateral for public deposits and for other purposes required by law. At December 31, 2002 and 2001, the carrying value of securities underlying repurchase agreements was $39,431 and $50,528, respectively.

4. LOANS RECEIVABLE

Loans receivable consist of the following (in thousands) at December 31:

                                                            2002          2001

Real estate loans:
    Collateralized by residential property:
        First mortgages                                   $ 60,678      $ 57,454
        Second mortgages                                     2,229         1,285
    Collateralized by non-residential properties            60,333        59,905
Commercial                                                   8,686        13,235
Installment                                                  6,650         7,545
                                                          --------      --------

     Total                                                 138,576       139,424

Less:
    Deferred fees and costs, net                               658           627
    Allowance for loan losses                                3,059         3,283
                                                          --------      --------
Net loans                                                 $134,859      $135,514
                                                          ========      ========

Major loan concentrations are as follows (in thousands):

                                                             2002          2001

Church loans collateralized by real estate                 $21,423       $20,250
Installment loans to churches                                   34            59
Commercial loans to churches                                   285           948
                                                           -------       -------
Total loans to churches                                    $21,742       $21,257
                                                           =======       =======

Substantially all of the Bank's loans have been made to borrowers within the Washington, DC metropolitan area. Accordingly, the ability of the Bank's borrowers to repay their loans is dependent upon the economy in the Washington, DC metropolitan area.

A summary of transactions in the allowance for loan losses is as follows (in thousands) at December 31:

                                                        2002              2001

Balance, beginning of year                            $ 3,283           $ 3,580
    Provision for loan losses
    Recoveries
                                                          497               560
    Charge-offs
                                                         (721)             (857)
                                                      -------           -------
Balance, end of year                                  $ 3,059           $ 3,283
                                                      =======           =======

At December 31, 2002 and 2001, loans that were considered to be impaired totaled $1,712 and $2,462, respectively. The related allowance allocated to impaired loans was $251 and $239 at December 31, 2002 and 2001, respectively. The average balance of impaired loans for the years ended December 31, 2002 and 2001 was $1,756 and $1,613, respectively. Interest income that was not recorded on impaired loans for the years ended December 31, 2002 and 2001 was $142 and $103, respectively.

Loans serviced for others and not reflected in the balance sheets are $16,099 and $19,441 at December 31, 2002 and 2001, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. Mortgage servicing rights capitalized during 2002, 2001, and 2000 totaled $0, $199, and $0, respectively.

Amortization of mortgage servicing rights totaled $34, $34 and $5, respectively. Net servicing rights assets totaled $166, $200, and $33 at December 31, 2002, 2001, and 2000 respectively.

5. BANK PREMISES AND EQUIPMENT

The major categories of bank premises and equipment are as follows (in thousands):

                                                         2002             2001

Bank premises                                          $ 2,665          $ 2,389
Furniture, fixtures, and equipment                       5,496            4,388
                                                       -------          -------

Total                                                  $ 8,161          $ 6,777

Less accumulated depreciation                           (4,706)          (4,403)
                                                       -------          -------

Bank premises and equipment, net                       $ 3,455          $ 2,374
                                                       =======          =======

Depreciation expense for the years ended December 31, 2002 and 2001 is $507 and $448, respectively.

6. INTANGIBLE ASSETS

The significant components of acquired intangible assets are as follows: as of December 31:

                                               2002                                            2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         WEIGHT                                         WEIGHTED
                                    GROSS                      NET       AVERAGE     GROSS                     NET       AVERAGE
                                   CARRYING  ACCUMULATED     CARRYING   REMAINING   CARRYING  ACCUMULATED    CARRYING   REMAINING
(In thousands)                      AMOUNT   AMORTIZATION     AMOUNT       LIFE      AMOUNT   AMORTIZATION    AMOUNT      LIFE
-----------------------------------------------------------------------------------------------------------------------------------

Unidentifiable intangible              821        468           353        6.5         821          413          408      7.5
  assets resulting
  from branch acquisitions
Core deposit intangible assets         905        905            --         --         905          857           48      0.5
                                   -------    -------        ------       ----     -------      -------        -----     ----

Total                              $ 1,726    $ 1,373        $  353                $ 1,726      $ 1,270        $ 456
                                   =======    =======        ======                =======      =======        =====

Future annual estimated annual amortization expense: (In thousands)

                   2003       $55
                   2004        55
                   2005        55
                   2006        55
                   2007        55

7. DEPOSITS

Deposits consist of the following (in thousands) at December 31, 2002:

                                       DEMAND       SAVINGS       TIME         TOTAL

Individuals, partnerships, and
    corporations                      $ 65,411     $ 89,859     $ 52,635     $207,905
U.S. government                            967           --          200        1,167
States and political subdivisions           --       22,060        4,000       26,060
Certified and official checks            2,054           --           --        2,054
                                      --------     --------     --------     --------

Total                                 $ 68,432     $111,919     $ 56,835     $237,186
                                      ========     ========     ========     ========
Weighted average interest rate                         1.29%        2.53%
                                                   ========     ========


Deposits consist of the following (in thousands) at December 31, 2001:


                                       DEMAND       SAVINGS       TIME         TOTAL


Individuals, partnerships, and
    corporations                      $ 61,339     $ 95,096     $ 50,740     $207,175
U.S. Government                             85           --        2,285        2,370
States and political subdivisions            4           --        5,000        5,004
Certified and official checks            2,441           --           --        2,441
                                      --------     --------     --------     --------

Total                                 $ 63,869     $ 95,096     $ 58,025     $216,990
                                      ========     ========     ========     ========
Weighted average interest rate                         1.74%        3.66%
                                                   ========     ========

Demand deposits represent non-interest-bearing deposit accounts. Individual certificates of deposit of $100 or more at December 31, 2002 and 2001, totaling $32,536 and $25,109, respectively, are included in time deposits. The Bank has no brokered deposits.

At December 31, 2002, the scheduled maturities of Time Deposits are as follows (in thousands):

                                                       AVERAGE RATE
2003                                 $ 47,779             2.57%
2004 and 2005                                             2.26%
                                        8,942
After 2005                                114             5.50%
                                     --------
                                     $ 56,835
                                     ========

8. SHORT-TERM BORROWINGS

At December 31, 2002 and 2001, securities sold under agreements to repurchase were $25,084 and $43,483 respectively. The outstanding repurchase agreements had an average interest rate of 1.17% and 1.43% at December 31, 2002 and 2001, respectively. These are fixed coupon agreements that are treated as financing transactions, and the obligations to repurchase are reflected as a liability in the consolidated balance sheets. The amount of the securities underlying the agreements remains in the asset account. The securities are held in a segregated account by the Company's custodian. The securities underlying the repurchase agreements at December 31, 2002 and 2001 had a fair value of $39,431 and $54,198, respectively. All outstanding repurchase agreements at December 31, 2002 and 2001 matured on January 1, 2003 and 2002, respectively. The average balance and the average interest rate for the year ended December 31, 2002 and 2001 were $36,147 and 1.28% and $48,155 and 3.24%, respectively. The maximum amounts outstanding during the years ended 2002 and 2001 were $44,982 and $29,885, respectively.

9. LONG-TERM DEBT

The Company has a line of credit arrangement with the Federal Home Loan Bank of Atlanta (the "FHLB") under which it may borrow up to $25,000 at interest rates based upon current market conditions, of which $4,000 was outstanding at December 31, 2002. The Company has pledged, under a blanket lien, all qualifying residential mortgage loans as collateral under the borrowing agreement with the FHLB. At December 31, 2002, the Company has a long-term advance from the FHLB, with a fixed rate of interest of 4.53%. This advance is scheduled to mature in 2006. There are no call provisions associated with these borrowings, however prepayment penalties may apply. The Company paid off a $6,000 borrowing during 2002.

10. SHAREHOLDERS' EQUITY

Regulations of the OCC place a limit on the amount of dividends the Bank may pay to the Corporation without prior approval. Prior approval of the OCC is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. As of December 31, 2002 the Bank would not need prior approval from OCC unless a declaration of dividends exceeded $6,676.

11. REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier 1 Capital, as defined, to average assets, as defined. Management believes, as of December 31, 2002, that the Corporation and Bank meet all the capital adequacy requirements to which they are subject.

As of December 31, 2002, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk- based, and Tier 1 leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

The Corporation's and the Bank's required and actual capital amounts and ratios at December 31, 2002 and 2001, are set forth in the following table (in thousands):



12. INCOME TAXES

The provision for income taxes consists of the following (in thousands) for the years ended December 31:


                                                                                                           TO BE CATEGORIZED AS
                                                                                                          WELL CAPITALIZED UNDER
                                                                              FOR CAPITAL ADEQUACY      PROMPT CORRECTIVE ACTION
                                                           ACTUAL                   PURPOSES                    PROVISIONS
                                                  --------------------------------------------------     -------------------------
                                                  AMOUNT           RATIO      AMOUNT         RATIO           AMOUNT     RATIO

As of December 31, 2002
    Total capital (to risk-weighted assets)
            Corporation                           $24,084          15.88%     12,133          8.00%            $N/A       N/A%
            Bank                                   23,892          15.77      12,120          8.00           15,150     10.00
    Tier I capital (to risk-weighted assets)
            Corporation                            22,176          14.63       6,063          4.00              N/A       N/A
            Bank                                   21,984          14.51       6,060          4.00            9,091      6.00
    Tier I capital (to average assets)
            Corporation                            22,176           7.46      11,354          4.00              N/A       N/A
            Bank                                   21,984           7.40      11,883          4.00           14,854      5.00

As of December 31, 2001

    Total capital (to risk-weighted assets)
            Corporation                           $22,429          14.77%     12,152          8.00%            $N/A       N/A%
            Bank                                   22,237          14.65      12,139          8.00           15,174     10.00
    Tier I capital (to risk-weighted assets)
            Corporation                            20,515          13.51       6,076          4.00              N/A       N/A
            Bank                                   20,313          13.39       6,070          4.00            9,105      6.00
    Tier I capital (to average assets)
            Corporation                            20,515           6.94      11,828          4.00              N/A       N/A
            Bank                                   20,313           6.87      11,822          4.00           14,778      5.00


12.  INCOME TAXES

The provision for income taxes consists of the following (in thousands) for the years ended December 31:


                                                   2002          2001

Current:
    Federal income tax                            $  159        $  824
    State and local income tax                        35           215
                                                  ------        ------

                                                     194         1,039

Deferred:
    Federal income tax                               107            27
    State income tax                                  24             7
                                                  ------        ------
                                                     131            34
                                                  ------        ------
Total                                             $  325        $1,073
                                                  ======        ======

The components of the deferred tax expense resulting from net temporary differences are as follows (in thousands) for the years ended December 31:


                                                   2002         2001

Provisions for losses on loans and other
    real estate owned                                65            43
Loss from prior period                               --          (797)
Valuation allowance                                  --           797
Deferred loan fees                                   55            31
Depreciation                                      $   8         $ (23)
Other                                                 3           (17)
                                                  -----         -----

Total                                             $ 131         $  34
                                                  =====         =====

The following reconciles the federal statutory income tax rate of 34% to the effective income tax rate (in thousands) for the years ended December 31:

                                                    2002                   2001
                                            AMOUNT       PERCENT    AMOUNT       PERCENT

Federal tax expense at statutory rate      $   806        34.0%    $ 1,324        34.0%
State tax expense, net  of federal tax
   benefit                                       9         0.4%         91         2.3%
Tax-exempt interest                           (471)      (19.9)%      (323)       (8.3)%
Other                                          (19)       (0.8)%       (19)       (0.5)%
                                           -------       -----     -------       -----

Total                                      $   325        13.7%    $ 1,073        27.5%
                                           =======       =====     =======       =====


The tax effects of items comprising the Company's deferred tax assets (liabilities) at December 31, 2002 and 2001 are as follows (in thousands):

                                                            2002          2001
Deferred tax assets:
Allowance for losses on loans and other real
 estate owned                                              $   804      $   869
Deferred loan fees                                             177          232
Other                                                           98          101
Net operating loss associated with prior period
 restatement                                                   797          797
                                                           -------      -------
        Total deferred tax assets                            1,876        1,999
                                                           -------      -------
Valuation allowance                                           (797)        (797)
                                                           -------      -------
Deferred tax assets - net                                    1,079        1,202
                                                           -------      -------

Deferred tax liabilities:
   Unrealized gain on available-for-sale securities         (1,903)      (1,072)
   Depreciation                                                (89)         (81)
   Other                                                       (17)         (17)
                                                           -------      -------
        Total deferred tax liabilities                      (2,009)      (1,170)
                                                           -------      -------

        Net deferred tax (liabilities) assets              $  (930)     $    32
                                                           =======      =======

A valuation allowance was established for the tax benefit resulting from a loss discovered in 2001 that occurred in a prior period. Because the ultimate recovery of the tax benefit associated with the loss is not considered more likely than not, a valuation reserve was established. If management determines in the future that all or a portion of the valuation allowance is no longer warranted, any adjustment will affect the Company's earnings in the year such determination is made.

13. PROFIT SHARING PLAN

The Company has a profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code, for those employees who meet the eligibility requirements set for in the plan. The plan does not require the Company to match the participants' contributions. The Company contributions to the plan were $160 for both 2002 and 2001.

14. EMPLOYEE STOCK OWNERSHIP PLAN

In 1986, the Bank implemented an Employee Stock Ownership Plan ("ESOP") that covers substantially all full-time employees. Annual contributions to the plan are determined by the Company's Board of Directors. Contributions of $138 and $169 were made for 2002 and 2001, respectively. At December 31, 2002 and 2001, the ESOP held 54,720, or 8.2% of the outstanding shares of the Company's common stock.

15. COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit, which are not shown in the accompanying consolidated financial statements. The Company does not anticipate any material losses as a result of these transactions. At December 31, 2002 and 2001 the Bank had commitments to fund loans outstanding for approximately $18,094 and $29,000, respectively. The Bank also has standby letters of credit outstanding at December 31, 2002 and 2001 in the amount of $330 and $261, respectively. Such commitments and standby letters of credit are subject to the Bank's normal underwriting standards. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At December 31, 2002, the Bank was committed for future minimum annual payments under noncancelable long-term lease agreements for the rental of office space as follows (in thousands):

         2003               $325
         2004                204
         2005                179
         2006                 65
         2007                 48
         After 2007          112
                            ----
         Total              $933
                            ====

Rent expense for the years ended December 31, 2002 and 2001 was $409 and $329, respectively.

16. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Commitments to Fund Loans and Standby Letters of Credit - The majority of the Bank's commitments to grant loans and standby letters of credit are generally unassignable by either the Bank or the borrower; they only have value to the Bank and the borrower.

The fair value estimates presented are based on pertinent information available as of December 31, 2002 and 2001. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market transaction. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

(IN THOUSANDS)                    DECEMBER 31, 2002          DECEMBER 31, 2001
                                ---------------------      ---------------------
                                 CARRYING      FAIR         CARRYING     FAIR
                                  VALUE        VALUE         VALUE       VALUE

Assets:
  Cash and cash equivalents      $ 14,790   $ 14,790         $ 25,159   $ 25,159
  Interest-bearing deposits           887        887              882        882
  Investment securities           137,235    135,235          127,365    127,365
  Loans, net                      134,859    137,730          135,514    137,619
  Accrued interest receivable       1,909      1,909            1,928      1,928

Liabilities:
  Deposits                       $237,186   $237,581         $216,990   $217,407
  Short term borrowings            25,084     25,084           43,483     43,483
  Long term borrowings              4,000      4,470           10,000      9,796
  Accrued interest payable            293        293              454        454

17. RELATED PARTY TRANSACTIONS

In the normal course of banking business, loans are made to officers and directors. At December 31, 2002 and 2001, these loans totaled $649 and $640, respectively.

                                                  2002       2001
                                                 ------     ------
Related party loans - beginning of year:         $  640     $  449
 New loans granted                               $  288     $  239
 Repayments                                         279         48
Related party loans - end of year:               $  649     $  640

18. OTHER EXPENSES

Other expenses in the Consolidated Statements of Income include the following:

                                            YEARS ENDED DECEMBER 31
                                            -----------------------
(In thousands)                                 2002         2001
                                            ----------   ----------

Director fees                                 $  263       $  214
Professional fees                                675          389
Loan collection and repossession expenses        180          178
Bank security                                    316          248
Other                                          2,704        2,406
                                              ------       ------

Total Other Expenses                          $4,138       $3,435
                                              ------       ------

19. PARENT COMPANY FINANCIAL INFORMATION

The summarized financial statements of IBW Financial Corporation (parent company only) as of December 31, 2002 and 2001, and for the years ended December 31, 2002 and 2001, follow (in thousands):

Balance Sheets                                               2002          2001
--------------
Assets:
    Deposits with subsidiary                               $    53       $    65
    Securities available-for-sale                              154           152
    Investment in subsidiary - equity method                26,049        22,949
                                                           -------       -------
        Total Assets                                       $26,256       $23,166
                                                           =======       =======

Liabilities and Shareholders' Equity:
    Liabilities:
        Other                                                   15            15
                                                           -------       -------

            Total Liabilities                                   15            15
                                                           -------       -------

Shareholders' Equity
    Preferred stock                                            500           500
    Common stock                                               668           668
    Additional paid in capital                               5,051         5,051
    Retained earnings                                       16,310        14,756
    Accumulated other comprehensive income                   3,712         2,176
                                                           -------       -------

            Total Shareholders' Equity                      26,241        23,151
                                                           -------       -------

Total Liabilities and Shareholders' Equity                 $26,256       $23,166
                                                           =======       =======



Statements of Income                                                        2002                  2001
--------------------

Dividends from subsidiary and other income                                $   483                $   493
Expenses                                                                       --                     --
                                                                          -------                -------
Income before undistributed net earnings of subsidiary                        483                    493
Equity in undistributed net earnings of subsidiary                          1,564                  2,329
                                                                          -------                -------
Net income                                                                $ 2,047                $ 2,822
                                                                          =======                =======

Statements of Cash Flows
------------------------

Cash Flows from Operating Activities:
    Net income                                                            $ 2,047                $ 2,822
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Equity in undistributed net earnings of subsidiary                 (1,564)                (2,329)
        Other                                                                  (2)                    55
                                                                          -------                -------

                Net cash provided by operating activities                     481                    548
                                                                          -------                -------

Cash Flows from Financing Activities: payment of dividends                   (493)                  (493)
                                                                          -------                -------

(Decrease) Increase in Deposits with Subsidiary                               (12)                    55

Deposits with Subsidiary, Beginning of the Year                                65                     10
                                                                          -------                -------

Deposits with Subsidiary, Ending of the Year                              $    53                $    65
                                                                          =======                =======


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

None.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this Item is incorporated by reference to, the material appearing at pages 4 to 7 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003.

ITEM 10. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to, the material appearing at pages 6 and 7 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Company does not maintain any equity compensation plans. The other information required by this Item is incorporated by reference to, the material appearing at pages 3 to 4 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to, the material appearing at page 7 of the Company's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003.

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

            The sole subsidiary of the Registrant is Industrial Bank, National Association, a national banking association organized under the laws of the United States

99(a)                Certification of B. Doyle Mitchell, Jr.
99(b)                Certification of Thomas A. Wilson, Jr.

-----------------
(1) Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated September 25, 1997.
(2) Incorporated by reference to Exhibit 2(b) to the Company's Registration Statement on Form 10-SB
(3) Incorporated by reference to Exhibit 3 to the Company's Registration Statement on Form 10-SB
(4) Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, dated September 25, 1997.

(B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2002.

ITEM 14. CONTROLS AND PROCEDURES

         Within the ninety days prior to the filing of this report, the Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Bank's disclosure controls and procedures, as defined in Rule 13a-14 under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors subsequent to the date of the evaluation that could significantly affect those controls.

                                   SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IBW FINANCIAL CORPORATION


March 27, 2003                            By: /s/ B. Doyle Mitchell, Jr.
                                              ----------------------------------
                                              B. Doyle Mitchell, Jr., President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                      POSITION                                    DATE



/s/ Clinton W. Chapman        Chairman of the Board of Directors            March 27, 2003
--------------------------
Clinton W. Chapman


/s/ B. Doyle Mitchell, Jr.    President, Chief Executive Officer           March 27, 2003
--------------------------    And Director (Principal Executive Officer)
B. Doyle Mitchell, Jr.


/s/ Massie S. Fleming         Secretary and Director                       March 27, 2003
--------------------------
Massie S. Fleming


/s/ Robert R. Hagans          Director                                     March 27, 2003
--------------------------
Robert R. Hagans

/s/ Benjamin L. King          Vice Chairman of the Board                   March 27, 2003
--------------------------    of Directors
Benjamin L. King


/s/ Cynthia T. Mitchell       Director                                     March 27, 2003
--------------------------
Cynthia T. Mitchell


/s/ Emerson A. Williams       Director                                     March __, 2003
--------------------------
Emerson A. Williams


/s/ Thomas A. Wilson          Senior Vice President, Treasurer             March 27, 2003
--------------------------    (Principal Financial and
Thomas A. Wilson, Jr.         Accounting Officer)



/s/ Pamela King               Director                                     March 27, 2003
--------------------------
Pamela King


                           SECTION 302 CERTIFICATION

I, B. Doyle Mitchell, Jr., President and Chief Executive Officer of IBW Financial Corporation, certify that:

1.    I have reviewed this annual report on Form 10-KSB of IBW Financial
      Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                       /s/ B. Doyle Mitchell, Jr.
                                           -------------------------------------
                                           B. Doyle Mitchell, Jr.
                                           President and Chief Executive Officer

                           SECTION 302 CERTIFICATION

I, Thomas A. Wilson, Jr., Senior Vice President, Treasurer and Chief Financial Officer of IBW Financial Corporation, certify that:

1.    I have reviewed this annual report on Form 10-KSB of IBW Financial
      Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                      /s/ Thomas A. Wilson, Jr.
                                          ----------------------------------
                                          Thomas A. Wilson, Jr.
                                          Senior Vice President, Treasurer,
                                          Chief Financial Officer