Form 10QSB
period 2003-03-31
IBW FINANCIAL CORP
filed 2003-05-13
CIK 1013274

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

           [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 2003.

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


         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30, 2003, there were 668,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

 Transitional Small Business Disclosure Format (check one)     Yes    X      No
                                                            ---      ---

PART  I   FINANCIAL INFORMATION
          ---------------------

 FINANCIAL STATEMENTS

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                MARCH 31, 2003 (UNAUDITED) AND DECEMBER 31, 2002



                                                                          March 31, 2003     December 31, 2002
                                                                          -------------------------------------
                                                                                 (dollars in thousands)
ASSETS
     Cash and cash equivalents:
     Cash and due from banks                                                  $  9,453             $  8,890
     Federal funds sold                                                             --                5,900
                                                                              -----------------------------

         Total cash and cash equivalents                                         9,453               14,790

     Interest-bearing deposits in other banks                                      879                  887
     Investment securities available-for-sale, at fair value                   143,950              137,235
     Loans receivable, net of allowance
         for loan losses of $3,018 and $3,059                                  139,265              134,859
     Bank premises and equipment, net                                            3,481                3,455
     Accrued interest receivable                                                 2,053                1,909
     Other assets                                                                2,048                2,201
                                                                              -----------------------------
         TOTAL ASSETS                                                         $301,129             $295,336
                                                                              =============================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Noninterest-bearing deposits                                             $ 68,750             $ 68,432
     Interest-bearing deposits                                                 173,596              168,754
                                                                              -----------------------------
         Total deposits                                                        242,346              237,186
     Short term borrowings                                                      25,708               25,084
     Long term borrowings                                                        4,000                4,000
     Deferred income taxes                                                       1,409                1,728
     Accrued expenses and other liabilities                                      1,731                1,097
                                                                              -----------------------------
         Total liabilities                                                     275,194              269,095
                                                                              -----------------------------
SHAREHOLDERS' EQUITY
     Preferred stock - $1 par value; 1,000,000 authorized
     (500,000 voting and 500,000 nonvoting);
     20,000 series A nonvoting issued and outstanding,
     stated at liquidation value                                                   500                  500
     Common stock - $1 par value; 1,000,000 authorized;
         668,360 shares issued and outstanding                                     668                  668
     Additional paid in capital                                                  5,051                5,051
     Retained earnings                                                          16,623               16,310
     Accumulated other comprehensive income                                      3,093                3,712
                                                                              -----------------------------
         Total shareholders' equity                                             25,935               26,241
                                                                              -----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $301,129             $295,336
                                                                              =============================


                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)


                                                                                 Three Months Ended March 31
                                                                                -----------------------------
                                                                                  2003                  2002
                                                                                -----------------------------
                                                                                   (dollars in thousands)

INTEREST INCOME:
       Interest and fees on loans                                               $  2,687             $  2,773
       U.S. treasury securities                                                        3                    4
       Obligations of U.S. government agencies and corporations                      590                  578
       Collateralized mortgage obligations                                           697                  922
       Obligations of states and political subdivisions                              408                  324
       Bank balances and other securities                                             19                   25
       Federal funds sold                                                             19                   85
                                                                                -----------------------------
         Total interest income                                                     4,423                4,711
                                                                                -----------------------------
INTEREST EXPENSE:
     Interest-bearing deposits                                                       553                  640
     Time certificates over $100,000                                                 149                  197
     Short-term borrowings                                                            67                  153
     Long-term borrowings                                                             44                  123
                                                                                -----------------------------
         Total interest expense                                                      813                1,113
                                                                                -----------------------------
NET INTEREST INCOME                                                                3,610                3,598
PROVISION FOR LOAN LOSSES                                                             --                   --
                                                                                -----------------------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                                             3,610                3,598
                                                                                -----------------------------
NONINTEREST INCOME
       Service charges on deposit accounts                                           742                  747
       Other fee income                                                              256                  223
       Gain on sales of investment securities                                        235                   85
       Other operating income                                                         52                   54
                                                                                -----------------------------
         Total noninterest income                                                  1,285                1,109
                                                                                -----------------------------
NONINTEREST EXPENSE
       Salaries and employee benefits                                              2,453                2,201
       Occupancy                                                                     242                  214
       Furniture and equipment                                                       346                  297
       Data processing                                                               197                  233
       Stationary and Supplies                                                       242                  176
       Advertising                                                                    51                   90
       Other expenses                                                                673                  749
                                                                                -----------------------------
         Total noninterest expense                                                 4,204                3,960
                                                                                -----------------------------
INCOME BEFORE INCOME TAXES                                                           691                  747

PROVISION FOR INCOME TAXES                                                           105                  168
                                                                                -----------------------------
NET INCOME                                                                      $    586             $    579
                                                                                =============================

EARNINGS PER COMMON SHARE - Basic and diluted                                   $   0.87             $   0.86
                                                                                =============================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                       668,360              668,360
                                                                                -----------------------------


IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002 (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


------------------------------------------------------------------------------------------------------------------------------------
                                                                          ADDITIONAL                 ACCUMULATED           TOTAL
                                                 PREFERRED     COMMON      PAID IN      RETAINED  OTHER COMPREHENSIVE   SHAREHOLDERS
                                                   STOCK       STOCK       CAPITAL      EARNINGS  INCOME, NET OF TAX      EQUITY

BALANCES, JANUARY 1, 2003                        $    500     $    668     $  5,051     $ 16,310     $  3,712            $ 26,241
                                                                                                                         --------
   Net income                                          --                        --          586           --                 586
   Other comprehensive income, net of tax:
     unrealized loss on securities available
     for sale                                          --                        --           --         (619)               (619)
                                                                                                                         --------

          Total comprehensive (loss)                   --                        --           --           --                 (33)

Cash dividends paid:
    Preferred stock $0.31 per share                    --           --           --           (6)          --                  (6)
    Common stock $0.40 per share                       --           --           --         (267)          --                (267)
                                                 --------     --------     --------     --------     --------            --------
BALANCES,  MARCH 31, 2003                        $    500     $    668     $  5,051     $ 16,623     $  3,093            $ 25,935
                                                 ========     ========     ========     ========     ========            ========

BALANCES, JANUARY 1, 2002                        $    500     $    668     $  5,051     $ 14,756     $  2,176            $ 23,151
                                                                                                                         --------

   Net income                                          --                        --          579           --                 579
   Other comprehensive income, net of tax:
     unrealized loss on securities available
     for sale                                          --                        --           --         (637)               (637)
                                                                                                                         --------

          Total comprehensive (loss)                   --                        --           --           --                 (58)

Cash dividends paid:                                                                                       --                  --
    Preferred stock $0.31 per share                    --           --           --           (6)          --                  (6)
                                                 --------     --------     --------     --------     --------            --------
BALANCES, MARCH 31, 2002                         $    500     $    668     $  5,051     $ 15,329     $  1,539            $ 23,087
                                                 ========     ========     ========     ========     ========            ========

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)

                                                                       Three Months Ended March 31
                                                                       ---------------------------
                                                                           2003          2002
                                                                         --------      --------
                                                                         (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                          $    586      $    579
     Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation                                                            153           130
     Amortization of intangible assets                                          8            40
     Accretion/amortization of premiums                                       184            49
       Gain on sale of investment securities                                 (235)          (85)
       Increase in accrued interest receivable                               (144)          (45)
       Decrease in other assets
                                                                              153           136
       Increase (Decrease) in accrued expenses and other liabilities          315          (273)
                                                                         --------      --------
            Net cash provided by operating activities                       1,020           531
                                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from principal payments on securities
        available-for-sale                                                  5,434         4,790
     Proceeds from maturities of investment securities
         available-for-sale                                                10,000         3,494
     Proceeds from sales of investment securities
         available-for-sale                                                 2,409         1,024
     Purchase of investment securities available-for-sale                 (25,134)      (11,929)
     Net (increase) decrease in interest-bearing deposits in banks              8        (1,375)
     Net (increase) decrease in loans                                      (4,406)        3,945
     Additions to bank premises and equipment, net                           (179)         (186)
                                                                         --------      --------
     Net cash used by  investing activities                               (11,868)         (237)
                                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                               5,160         6,847
     Net increase in short-term borrowings                                    624           368
     Dividends paid                                                          (273)           (6)
                                                                         --------      --------
       Net cash provided by financing activities                            5,511         7,209
                                                                         --------      --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (5,337)        7,503
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             14,790        25,159
                                                                         --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  9,453      $ 32,662
                                                                         ========      ========
     Supplemental disclosures of cash flow information
         Income taxes                                                    $     --      $    250
         Interest                                                        $    775      $  1,068

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consisting of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 2002 included on Form 10-KSB.

Reclassifications - Certain reclassifications have been made to the prior year's reported balances to conform to the current year presentation.

Note B: FORMAL AGREEMENT WITH THE OFFICE OF THE COMPTROLLER OF THE CURRENCY
       (OCC)

On August 25, 1998, the Bank, Industrial Bank, N.A., entered into a Formal Agreement with the OCC, which was terminated and replaced by a new Formal Agreement on April 21, 2003. The new Agreement requires the Bank to undertake certain regulatory compliance related actions within designated time frames from the date the agreement was entered into, and to operate in compliance with the provisions thereof during its term. The Agreement does not contain any capital directive or other requirement that the Bank increase its capital, or maintain a minimum level of capital in excess of generally applicable capital requirements. See also the section referred to as "Formal Agreement" in the latter part of Management's Discussion and Analysis.

Note C: OTHER EXPENSES

OTHER EXPENSES IN THE CONSOLIDATED STATEMENTS OF INCOME INCLUDE THE FOLLOWING:

                           THREE MONTHS ENDED MARCH 31

                                -----------------------
                                2003               2002
                                -----------------------
                                 (dollars in thousands)
Directors fees                  $ 48               $ 44
Professional fees                118                132
Bank security                     75                 75
Other                            432                498
                                ----               ----
Total                           $673               $749
                                ====               ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2003 (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED AND PER SHARE AMOUNTS)

Forward looking statements. This discussion contains forward looking statements within the meaning of the Securities Exchange Act of 1934, as amended, including statements of goals, intentions, and expectations as to future trends, plans, events or results of Company operations and policies and regarding general economic conditions. These statements are based upon current and anticipated economic conditions, nationally and in the Company's market, interest rates and interest rate policy, competitive factors, government agencies and other third parties, which by their nature are not susceptible to accurate forecast, and are subject to significant uncertainty. Because of these uncertainties and the assumptions on which this discussion and the forward looking statements are based, actual future operations and results may differ materially from those indicated herein. Readers are cautioned against placing undue reliance on any such forward looking statement. The Company does not undertake to update any forward looking statement to reflect occurrences or events which may not have been anticipated as of the date of such statements.

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

Overview

OPERATIONS

IBW Financial Corporation's net income for the first quarter of 2003 totaled $586, an increase of $7, or 1% from $579 for March 2002. This was the net result of an increase in non-interest income of $176, an increase of $12 in net-interest income, and a decrease of $63 in income taxes, offset by an increase of $244 in non-interest expense. Return on average assets (ROAA) was

..78% for the quarter ended March 31, 2003, as compared to .76% for the same quarter in 2002, and return on average shareholder's equity (ROAE) was 8.77% and 9.87% for the same periods.

The increase in net income was attributed primarily to higher realized security gains, offset by higher salaries and benefits and higher other expenses. During the first quarter of 2003, $235 in security gains were realized compared to $85 in 2002, a difference of $150 or 176%. Salaries and benefits have increased $252 or 11% due primarily to several key employee additions, as well as increased health insurance costs.

NET INTEREST INCOME

Net interest income (tax equivalent) for the three months ended March 31, 2003 increased $66, or 2% compared to the same period last year. The average balance of interest-earning assets for the three-month period ending March 31, 2003 increased $2 million or 1% to $284 million compared to $282 million for the three-month period ended March 31, 2002. While the volume of earnings assets grew, the yield on average interest-earning assets decreased by 37 basis points to 6.62% for the three-months ended March 31, 2003 compared to 6.99% for the same period last year. The volume of interest-bearing liabilities also decreased during the first quarter of 2003, decreasing $6 million from March 31, 2002 to $203 million. However, the rate paid on interest-bearing liabilities declined 53 basis points to 1.63% for the three months ended March 31, 2003 from 2.16% for the same period last year. Interest bearing liabilities at March 31, 2003 decreased by $5.4 million from December 31, 2002, while the average rate paid on interest bearing during the first quarter of 2003 declined by 36 basis points from the average rate in 2002.

Net loans averaged $136 million during the first quarter of 2003 compared to $132 million for the first quarter of 2002, and for the year ended December 31, 2002, reflecting an increase of $4 million. Interest and fees on loans decreased $86 or 3% to $2.7 million for the three months ended March 31, 2003 compared to $2.8 million for the same period last year. Additionally, the average yield on net loans decreased 52 basis points to 8.03% for the three months ended March 31, 2003 compared to 8.55% for the same period last year, and declined 30 basis points from the average rate for 2002. The increase in loans largely reflects growth in the residential real estate sector, which increased from $52 million at March 31, 2002 to $68 million at March 31, 2003, coupled with declines in both commercial real estate and commercial loans of $5 million and $3 million respectively over the same period.

Taxable securities averaged $109 million during the first quarter of 2003 compared to $104 million for the first quarter of 2002, reflecting an increase of $5 million. Interest income from taxable securities decreased $237 or 15% to $1.3 million for the three months ended March 31, 2003 compared to $1.5 million for the same period last year. While the average balance increased, the average yield on taxable securities decreased 114 basis points to 4.84% for the three months ended March 31, 2003 compared to 5.98% for the same period last year, and declined 47 basis points from the average rate for 2002.

Non-taxable securities averaged $31 million during the first quarter of 2003 compared to $24 million for the first quarter of 2002, reflecting an increase of $7 million. Interest income from non-taxable securities increased $157 or 34% to $618 thousand for the three months ended March 31, 2003 compared to $461 for the same period last year. The tax equivalent yield on non-taxable securities increase to 7.96% for the three months ended March 31, 2003 compared to 7.69% for the same period last year.

Federal funds sold averaged $6 million during the first quarter of 2003 compared to $21 million for the first quarter of 2002, reflecting a decrease of $15 million. Interest income from federal funds sold decreased $66 to $19 for the three months ended March 31, 2003 compared to $85 for the same period last year. The yield on federal funds sold decreased 47 basis points to 1.18% for the three months ended March 31, 2003 compared to 1.65% for the same period last year and for the year ended December 31, 2002.

Average interest-bearing liabilities decreased $6 million or 3% to $203 million for the three months ended March 31, 2003 compared to $209 million for the same period last year. The average cost on interest-bearing liabilities decreased 53 basis points to 1.63% for the three months ended March 31, 2003 compared to 2.16% for the same period last year. The decrease in average interest-bearing liabilities was centered primarily in decreases of 17 million in short-term borrowings, $6 million in long-term borrowings offset by an increase of $14 million in interest bearing demand accounts, and an increase of $4 million in savings accounts. The total cost of interest-bearing liabilities decreased $300, centered primarily in time deposits decreasing $148, and short-term borrowings decreasing $86 and long-term borrowings of $79.

The interest rate spread increased 16 basis points to 4.99% at March 2003 from 4.83% at March 2002, and is primarily attributable to a lesser decrease in yields on earning assets of 37 basis points compared to the decrease in interest-bearing liabilities of 53 basis points. The decline in average rates on interest earning assets and liabilities reflects general declines in market interest rates as a result of a low interest rate environment during the past year.

PROVISION FOR LOAN LOSSES

The Company maintains an allowance for loan losses to absorb losses on existing loans and commitments. No provision for loan losses was made during the three months ended March 31, 2003 or for the three month period ended March 31, 2002. Management believes that the allowance for loan losses is adequate to absorb potential losses inherent in the loan portfolio. As loans are not statistically predictable and are dependent upon economic conditions in the Bank's marketplace, future provisions or reversals for loan losses may decrease or increase from the levels deemed appropriate for 2003. There can be no assurance, however, that future provisions for loan losses will not be required.

Non-performing assets increased to $3.9 million at March 31, 2003 from $3.4 million at year- end 2002. Loans with potential credit problems increased $2 million or 40% to $7 million at March 31, 2003 from $5 million at year-end 2002 and was centered primarily in one commercial real estate loan totaling $2.4 million. See the "Non-Performing Assets" section for additional information related to the Company's allowance for loan losses.

NON-INTEREST INCOME

Non-interest income increased $176, or 16%, to $1,285 for the three months ended March 31, 2003 compared to $1,109 for March 31, 2002. The increase is attributed primarily to higher security gains of $235 for the period ending March 31, 2003 compared to a security gains of $85 for the same period last year, a difference of $150.

NON-INTEREST EXPENSE

Non-interest expenses increased $244 to $4.2 million for the three months ended March 31, 2003 compared to $4.0 million for the same period last year. The composition of the increase consists of an increase of $252 in salary and employee benefits, an increase of $49 in furniture and equipment, an increase of $28 in occupancy expenses, and an increase in stationary and supplies of $66, offset by decreases of $76 in other expenses, $39 in advertising and $36 in data processing expenses.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of 2003 was $105, compared to $168 a year ago due primarily to higher income from tax -exempt income increasing $157 from a year ago. The effective tax rate was 15% and 22% for the quarters ending March 31, 2003 and 2002, respectively.

BALANCE SHEET OVERVIEW

Total assets, at $301 million for March 31, 2003 increased $6 million compared to $295 million at December 31, 2002. The change in the composition of the balance sheet primarily reflects an increase of $7 million in securities and an increase of $4 million in loans offset primarily by a decrease of $6 million in federal funds sold. Total deposits increased $5 million to $242 million, up from $237 million at December 31, 2002. Total shareholders' equity decreased $306 due primarily to a decrease in the unrealized gains on available-for-sale securities of $619, offsetting an increase in retained earnings of $313. Preferred stock dividends of $6 and common stock dividends of $267 were declared during the first quarter of 2003.

The carrying value of the Company's securities portfolio was $144 million, as of March 31, 2003 an increase of $7 million from December 31, 2002. The increase is attributed primarily to a $7 million increase in mortgage-backed securities, a $1 million increase in U. S. Government Agency securities coupled with a decline in the unrealized available for sale gain of $1 million. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 3.27 years at March 31, 2003, changing from 2.22 years at December 31, 2002. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. There are no issuers of securities other than governmental securities, whose securities held by the Company, have a book value in excess of 10% of shareholders' equity.

The allowance for loan losses was $3.0 million at each of March 31, 2003 and December 31, 2002, or 2.1% of total loans at March 31, 2003, compared to 2.2% at December 31, 2002. No provision for loan losses was made for either first quarters of 2003 and 2002. Non-performing assets increased $515 or 15% to $3.9 million from $3.4 million at year-end 2002. Loans with potential credit problems (excluding non-performing assets) increased to $7,053 at March 31, 2003 from $5,027 at year-end 2002, representing an increase of $2,026 or 40%. At March 31, 2003 and year-end 2002, non-performing assets represented 1.29% and 1.14% respectively of total assets

LIQUIDITY
---------

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company's major source of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) is its deposit base. At March 31, 2003, total deposits were $242 million. Core deposits, considered to be stable funding sources and defined as all deposits except certificates of deposit of $100,000 or more, totaled $210 million or 70% of total deposits. Liquidity is also provided through the Company's overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At March 31, 2003, the Company had no federal funds sold, investments available-for-sale totaled $144 million or 48% of total assets and the fair value of investment securities due in one year or less (excluding mortgage-backed securities) was $12 million or 4% of total assets. Additionally, the company experienced $5.5 million in prepayment on mortgage-backed securities during the first quarter of 2003, providing an annualized prepayment speed of an additional $22 million or $16.5 million by year-end 2003.

In addition, the Bank has external sources of funds, which can be used as needed. The Federal Home Loan Bank of Atlanta ("FHLB") is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 8.3% of the Bank's total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank's continued creditworthiness, compliance with the terms and conditions of the Advance Application and the pledging of sufficient eligible collateral to secure advances. At March 31, 2003 the Company had a $25 million credit limit with the FHLB with advances outstanding of $6 million. The Company had collateral on deposit sufficient to borrow up to the $25 million limit.


                                          AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

                                         Three Months Ended               Three Months Ended                  Year Ended
                                           March 31, 2003                   March 31, 2002                December 31, 2002
                                   -----------------------------------------------------------------------------------------------
                                   Average   Average  Amount Paid   Average   Average  Amount Paid  Average   Average  Amount Paid
                                   Balance     Rate    or Earned    Balance     Rate    or Earned   Balance     Rate    or Earned
                                   -----------------------------------------------------------------------------------------------
                                                                          (dollars in thousands)
ASSETS
Loans, net                         $135,663   8.03%    $  2,687     $131,563   8.55%    $  2,773    $131,722   8.33%    $ 10,976
Taxable securities                  109,224   4.84%       1,303      104,512   5.98%       1,540     108,166   5.31%       5,741
Non-taxable securities(2)            31,478   7.96%         618       24,322   7.69%         461      28,144   7.88%       2,217
Federal funds sold                    6,503   1.18%          19       20,871   1.65%          85      14,211   1.65%         235
Interest-bearing deposits held
  with other banks                    1,136   2.14%           6        1,164   2.79%           8       1,303   2.53%          33
                                   --------            --------     --------            --------    --------            --------
Total interest-earning assets      $284,004   6.62%    $  4,633      282,432   6.99%    $  4,867     283,546   6.77%    $ 19,202
Cash and due from banks               9,607                           12,431                          10,734
Bank premises and
  equipment, net                      3,456                            2,469                           2,430
Other assets                          3,921                            4,127                           4,241
                                   --------                         --------                        --------
Total assets                       $300,988                         $301,459                        $300,951
                                   ========                         ========                        ========
LIABILITIES AND
SHAREHOLDERS' EQUITY

Interest-bearing demand deposits    $47,897   0.87%    $    103     $ 33,871   0.69%    $     58    $ 25,247   0.37%    $     93
Savings deposits                     67,035   1.56%         258       62,978   1.87%         290      65,095   1.77%       1,151
Time deposits                        56,877   2.43%         341       58,036   3.42%         489      72,963   2.69%       1,962
                                   --------            --------                         --------    --------            --------
Total interest-bearing deposits     171,809   1.66%         702      154,885   2.19%         837     163,305   1.96%       3,206
Short-term borrowings                26,977   1.01%          67       44,219   1.40%         153      36,147   1.28%         462
Long-term borrowings                  4,000   4.46%          44       10,000   4.99%         123       7,709   5.86%         453
                                   --------            --------     --------            --------    --------            --------
Total interest-bearing liabilities  202,786   1.63%    $    813      209,104   2.16%    $  1,113     207,161   1.99%    $  4,121
Noninterest-bearing liabilities      68,217                           66,920                          67,749
Other liabilities                     3,272                            1,970                           1,765
Total liabilities                   274,275                          277,994                         276,675
                                   --------                         --------                        --------
Shareholders' equity                 26,713                           23,465                          24,276
                                   --------                         --------                        --------
Total liabilities and
  shareholders' equity             $300,988                         $301,459                        $300,951
                                   ========                         ========                        ========
NET INTEREST INCOME AND NET
YIELD ON INTEREST-EARNING ASSETS

Net interest income                                    $  3,820                         $  3,754                        $ 15,081
                                                       ========                         ========                        ========
Interest rate spread                          4.99%                            4.83%                           4.78%
Net yield on average interest-
  earning assets                              5.45%                            5.39%                           5.32%
Average interest-earning assets
  to average interest-bearing
  liabilities                               140.05%                          135.07%                         136.87%


(1) Yields on securities available for sale have been computed based upon the historical cost of such securities and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholder's equity. Nonaccruing loans are included in average balances.

(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $4,423, and $3,610 for March 31, 2003, $4,711 and $3,598 for March 31, 2002 and $18,448 and
     $14,327 for 2002.

                        LOAN LOSS AND RECOVERY EXPERIENCE

                                                 ---------------------------------------
                                                 Three Months Ended        Year Ended
                                                   March 31, 2003      December 31, 2002
                                                 ---------------------------------------
                                                         (dollars in thousands)
Total outstanding loans at end of period              $ 142,939            $ 138,576
Average amount of net loans outstanding                 135,663              131,722
Allowance for loan losses
  at beginning of period                                  3,059                3,283
Loans charged off:
  Commercial                                                  5                  320
  Real estate mortgage                                       --                  131
  Installment loans to individuals                          106                  270
                                                      ---------            ---------
Total charge-offs                                           111                  721
                                                      ---------            ---------
Recoveries of loans previously charged-off:
  Commercial                                                 20                  266
  Real estate mortgage                                       17                  123
  Installment loans to individuals                           33                  108
                                                      ---------            ---------
Total recoveries                                             70                  497
                                                      ---------            ---------
Net (recoveries) charge-offs                                 41                  224
Additions to allowance charged to
operations                                                   --                   --

Allowance for loan losses at end of period                3,018                3,059
Ratio of net charge-offs during period
  to average outstanding loans during period               0.03%                0.17%
Ratio of allowance for possible loan
  losses at period to total loans                          2.11%                2.21%

The following table sets for the allocation of the allowance for loan losses as of the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                         March 31, 2003   Percent  December 31, 2002    Percent
                                         (dollars in thousands)
Commercial                  $1,924         47.56%       $1,685            49.37%
Real estate mortgage           570         47.83%          589            45.79%
Consumer                       287          4.61%          306             4.84%
Unallocated                    237            --           479               --
                            ------        ------        ------           ------
Total                       $3,018        100.00%       $3,059           100.00%
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

                              NON-PERFORMING ASSETS

                                             -----------------------------------
                                             March 31, 2003    December 31, 2002
                                             -----------------------------------
                                                 (dollars in thousands)
     Non-accrual loans(1)                        $1,792              $1,712
     Loans past due 90 days or more
       and still accruing                         2,097               1,662
     Foreclosed properties                           --                  --
                                                 ------              ------
     Total                                       $3,889              $3,374
                                                 ======              ======
     Non-performing assets to gross loans
       and foreclosed properties at period
       end                                         2.72%               2.43%
     Non-performing loans to total loans           2.72%               2.43%
     Non-performing assets to total
       assets at period end                        1.29%               1.14%

     1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the three months ended March 31, 2003 and the year ended December 31, 2002 for non-accrual loans had the loans been current in accordance with their original terms was $32 and $142, respectively.

Non-performing assets at March 31, 2003 were $3,889, an increase of $515 or 15% from year-end 2002. The increase was primarily attributable to management's continued review of the loan portfolio and in light of developments in individual loans since year-end 2002. Non-accrual loans totaled $1,792 at March 31, 2003 and consisted of $977 in commercial real estate, $706 in residential mortgages and $109 in consumer loans. This represents an increase of $80 or 5% from year-end 2002. As of March 31, 2003, loans past due 90 days or more and still accruing totaled $2,097, an increase of $435 or 26%, and consisted of $1,390 in residential real estate loans, $412 in commercial real estate loans, $197 in commercial loans and $98 in consumer loans. The increase in loans past due 90 days or more centered in residential loans increasing $395 from year-end 2002. At March 31, 2003, non-performing assets in the amount of $3,889 represented 15% of total capital compared to 13% at year-end 2002. Additionally, non-performing assets in the amount of $3,889 and loan with possible credit problems in the amount of $7,053 which combined totaled $10,942 or 42% of total capital, compared to $8,401 or 32% at year-end 2002, reflecting an increase of $2,541 or 30%. This increase is centered in one commercial real estate loan totaling $2,364 or 93% of the increase.

At March 31, 2003, there were $7,053 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. This represents an increase of $2,026 or 40% from year-end 2002 and is primarily centered in one commercial real estate loan totaling $2.4 million. Included in the total are thirteen loans, totaling $6,283, fully collateralized by real estate, three of which represent $4,601 or 73% of the total. The remaining $770 consists of eight commercial loans, two at $600 or 78% of the remaining amount, secured primarily by accounts receivable and various business equipment.

FORMAL AGREEMENT

On April 21, 2003, the Office of the Comptroller of the Currency (the "OCC") terminated the Formal Agreement (the "Terminated Agreement") dated August 25, 1998, between the Bank and the OCC. The Terminated Agreement required the Bank or Board to undertake certain actions including employment of an independent management consultant to perform a study of the Bank's management structure and staffing requirements; adoption of a plan to eliminate any deficiencies in management, staffing, or supervision of management; the taking of steps to obtain current and satisfactory credit information on loans without such information, and to insure that proper collateral documentation is maintained; prohibition on granting, renewing, altering, restructuring or extending a loan without proper documentation and analysis of credit, purpose and anticipated source of repayment; adoption of a written program to eliminate the basis of criticism for assets rated "doubtful", "substandard" or "other assets especially mentioned;" establishment of a loan review system to assure timely identification and categorization of problem credits and implementation of a process to insure the loan review function is independent; revision of the Bank's loan policy based upon the guidance on Loan Portfolio Management in the Comptroller's Manual for National Bank Examiners; development of a process to ensure accountability for lending personnel; development of a written program to improve and strengthen collection efforts; development of a profit plan to improve and sustain the Bank's earnings; adoption and implementation of a strategic plan for the Bank covering at least three years, including objectives for earnings performance, balance sheet mix, off-balance sheet activities, liability structure, capital adequacy, reduction in the volume of nonperforming assets, product line development and market segments intended to be developed, together with strategies to achieve those objectives; taking of all steps necessary to correct any violation of law, rule or regulation cited in any report of examination; revision of a written project plan with respect to Year 2000 compliance of the Bank's information and environmental systems, including a testing plan and a remediation contingency plan in the event any system is not compliant by the date set forth in the plan.

         The Terminated Agreement was superseded by a Formal Agreement dated April 21, 2003 between the Bank and the OCC (the "Agreement"), which is focused largely on adoption and implementation of programs and internal controls to ensure compliance with the Bank Secrecy Act, with the requirement to file Suspicious Activity Reports, and with consumer laws and regulations. It also requires the Board to take all necessary steps to ensure that Bank management corrects each violation of law, rule or regulation cited in the current Report of Examination prepared by the OCC and in any subsequent report of examination. It requires the Bank to adopt, implement and ensure adherence to a performance management program designed to ensure accountability through an review process to demonstrate that the Board is discharging its responsibility to properly supervise management.

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

PART II OTHER INFORMATION
        -----------------

ITEM 1. LEGAL PROCEEDINGS NONE

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

                                    IBW FINANCIAL CORPORATION



May 9, 2003                         /s/ B. Doyle Mitchell, Jr.
                                        B. Doyle Mitchell, Jr., President


May 9, 2003                         /s/ Thomas A. Wilson, Jr.
                                    Thomas A. Wilson, Jr., Senior Vice President
                                    and Chief Financial and Accounting Officer

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

Date: May 9, 2003                          /s/ B. Doyle Mitchell, Jr.
                                           -------------------------------------
                                           President and Chief Executive Officer

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

Date: May 9, 2003              /s/ Thomas A. Wilson, Jr.
                               -------------------------------------------------
                               Senior Vice President and Chief Financial Officer