Form 10QSB
period 2003-06-30
IBW FINANCIAL CORP
filed 2003-08-14
CIK 1013274

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         __X__ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended June 30, 2003.

         _____ Transition report under Section 13 or 15(d) of the Securities Exchange Act For the transition period from ________ to _______ .

         Commission file number  0-28360.


                            IBW FINANCIAL CORPORATION
                 (Name of Small Business Issuer in its Charter)


        District of Columbia                          52-1943477
  (State or other jurisdiction                      (IRS Employer
of incorporation or organization)                 Identification No.)

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

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. __X__ Yes _____ No

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 6, 2003, there were 668,360 shares of the common stock $1.00 par value of IBW Financial Corporation outstanding.

      Transitional Small Business Disclosure Format (check one) ____Yes __X__ No

PART  I   FINANCIAL INFORMATION
          ---------------------

ITEM 1.   FINANCIAL STATEMENTS

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

                                                                        June 30, 2003      December 31, 2002
                                                                        ------------------------------------
                                                                             (dollars in thousands)
ASSETS
     Cash and cash equivalents:
     Cash and due from banks                                              $  7,394            $  8,890
     Federal funds sold                                                      2,700               5,900
                                                                          ----------------------------

         Total cash and cash equivalents                                    10,094              14,790

     Interest-bearing deposits in other banks                                2,373                 887
     Investment securities available-for-sale, at fair value               127,630             137,235
     Loans receivable, net of allowance
         for loan losses of $2,578 and $3,059                              149,661             134,859
     Bank premises and equipment, net                                        3,461               3,455
     Bank Owned life insurance                                               5,400                  --
     Accrued interest receivable                                             1,811               1,909
     Other assets                                                            2,487               2,201
                                                                          ----------------------------
         TOTAL ASSETS                                                      302,917             295,336
                                                                          ============================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Demand deposits                                                      $ 67,318            $ 68,432
     Time and savings deposits                                             177,749             168,754
                                                                          ----------------------------
         Total deposits                                                   $245,067            $237,186
     Short term borrowings                                                  23,268              25,084
     Long term borrowings                                                    4,000               4,000
     Accrued expenses and other liabilities                                  2,944               2,825
                                                                          ----------------------------
         Total liabilities                                                 275,279             269,095
                                                                          ============================
SHAREHOLDERS' EQUITY
     Preferred stock - $1 par value; 1,000,000 authorized
         (500,000 voting and 500,000 nonvoting); 20,000 series
         A nonvoting issued and outstanding, stated at
         liquidation value                                                     500                 500
     Common stock - $1 par value; 1,000,000 authorized;
         668,360 shares issued and outstanding                                 668                 668
     Paid in Capital                                                         5,051               5,051
     Retained earnings                                                      17,233              16,310
     Accumulated other comprehensive income                                  4,186               3,712
                                                                          ----------------------------
         Total shareholders' equity                                         27,638              26,241
                                                                          ----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $302,917            $295,336
                                                                          ============================

                 Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                              Six Months Ended June 30
                                                              ------------------------
                                                                 2003         2002
                                                              ------------------------
                                                               (dollars in thousands)
INTEREST INCOME:
       Interest and fees on loans                             $  5,505       $  5,507
       U.S. treasury securities                                      6              9
       Obligations of U.S. government agencies and
            corporations                                         1,114          1,220
       Collateralized mortgage obligations                       1,282          1,753
       Obligations of states and political subdivisions            802            713
       Bank balances and other securities                           38             52
       Federal funds sold                                           26            147
                                                              -----------------------
         Total interest income                                   8,773          9,401
                                                              -----------------------
INTEREST EXPENSE:
     Interest-bearing deposits                                   1,063          1,260
     Time certificates over $100,000                               294            372
     Short-term borrowings                                         130            271
     Long-term borrowings                                           88            248
                                                              -----------------------
         Total interest expense                                  1,575          2,151
                                                              -----------------------
NET INTEREST INCOME                                              7,198          7,250
PROVISION FOR LOAN LOSSES                                          300             --
                                                              -----------------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                           6,898          7,250
                                                              -----------------------
NONINTEREST INCOME
       Service charges on deposit and checking accounts          1,624          1,550
       Other fee income                                            486            466
       Gain on sales of investment securities                      497            280
       Gain on sale of loans                                        --              2
       Other operating income                                       60             49
                                                              -----------------------
         Total noninterest income                                2,667          2,347
                                                              -----------------------
NONINTEREST EXPENSE
       Salaries and employee benefits                            4,869          4,529
       Occupancy                                                   488            459
       Furniture and equipment                                     672            623
       Data processing                                             397            450
       Stationary and supplies                                     453            379
       Advertising                                                 126            129
       Other expenses                                            1,121          1,518
                                                              -----------------------
         Total noninterest expense                               8,126          8,087
                                                              -----------------------
INCOME BEFORE INCOME TAXES                                       1,439          1,510

INCOME TAX PROVISION                                               236            316
                                                              -----------------------
NET INCOME                                                    $  1,203       $  1,194
                                                              =======================
BASIC & DILUTED NET INCOME PER COMMON SHARE                   $   1.78       $   1.77
                                                              =======================
WEIGHTED AVERAGE COMMON SHARES                                 668,360        668,360
                                                              =======================

                 Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                            Three Months Ended June 30
                                                                           ----------------------------
                                                                             2003                2002
                                                                           ----------------------------
                                                                              (dollars in thousands)
INTEREST INCOME:
       Interest and fees on loans                                          $  2,818            $  2,734
       U.S. treasury securities                                                   3                   5
       Obligations of U.S. government agencies and corporations                 524                 642
       Collateralized mortgage obligations                                      585                 831
       Obligations of states and political subdivisions                         394                 389
       Bank balances and other securities                                        19                  27
       Federal funds sold                                                         7                  62
                                                                           ----------------------------
         Total interest income                                                4,350               4,690
                                                                           ----------------------------
INTEREST EXPENSE:
     Interest-bearing deposits                                                  510                 620
     Time certificates over $100,000                                            145                 175
     Short-term borrowings                                                       63                 118
     Long-term borrowings                                                        44                 125
                                                                           ----------------------------
         Total interest expense                                                 762               1,038
                                                                           ----------------------------
NET INTEREST INCOME                                                           3,588               3,652
PROVISION FOR LOAN LOSSES                                                       300                  --
                                                                           ----------------------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                                        3,288               3,652
                                                                           ----------------------------
NONINTEREST INCOME
       Service charges on deposit and checking accounts                         820                 753
       Other fee income                                                         266                 243
       Gain on sales of investment securities                                   262                 195
       Gain on sale of loans                                                     --                  --
       Other operating income                                                    50                  47
                                                                           ----------------------------
         Total noninterest income                                             1,398               1,238
                                                                           ----------------------------
NONINTEREST EXPENSE
       Salaries and employee benefits                                         2,416               2,328
       Occupancy                                                                246                 245
       Furniture and equipment                                                  326                 326
       Data processing                                                          200                 217
       Stationary and supplies                                                  211                 203
       Advertising                                                               75                  39
       Other expenses                                                           448                 769
                                                                           ----------------------------
         Total noninterest expense                                            3,922               4,127
                                                                           ----------------------------
INCOME BEFORE INCOME TAXES                                                      748                 763

INCOME TAX PROVISION                                                            131                 148
                                                                           ----------------------------
NET INCOME                                                                 $    617            $    615
                                                                           ============================
BASIC & DILUTED NET INCOME PER COMMON SHARE                                $   0.91            $   0.91
                                                                           ============================
WEIGHTED AVERAGE OF COMMON SHARES                                           668,360             668,360
                                                                           ============================

                 Notes to Consolidated Financial Statements are
                     an integral part of these statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                       ACCUMULATED         TOTAL
                                                       PREFERRED    COMMON    PAID IN   RETAINED   OTHER COMPREHENSIVE  STOCKHOLDERS
                                                         STOCK       STOCK    CAPITAL   EARNINGS    INCOME, NET OF TAX     EQUITY

                BALANCES, JANUARY 1, 2003              $   500     $   668   $  5,051   $ 16,310        $  3,712          $ 26,241
                                                                                                                          --------
   Net income                                               --                     --      1,203              --             1,203
   Other comprehensive income, net of tax:
     unrealized gain on securities available for sale       --                     --         --             474               474
                                                                                                                          --------
          Total comprehensive income                        --                     --         --              --             1,677

Cash dividends paid:
    Preferred stock $0.63 per share                                                          (12)             --               (12)
    Common stock $0.40 per share                            --          --         --       (268)             --              (268)
                                                       -------     -------   --------   --------        --------          --------
BALANCES,  JUNE 30, 2003                               $   500     $   668   $  5,051   $ 17,233        $  4,186          $ 27,638
                                                       =======     =======   ========   ========        ========          ========

BALANCES, January 1, 2002                              $   500     $   668   $  5,051   $ 14,756        $  2,176          $ 23,151
                                                                                                                          --------
   Net income                                               --                     --      1,194              --             1,194
   Other comprehensive income, net of tax:
     unrealized gain on securities available for sale       --                     --         --           1,007             1,007
                                                                                                                          --------
          Total comprehensive income                        --                     --         --              --             2,201
Cash dividends paid:                                                                                          --                --
    Preferred stock $0.63 per share                         --          --         --        (12)             --               (12)
    Common stock $0.35 per share                            --          --         --       (234)             --              (234)
                                                       -------     -------   --------   --------        --------          --------
BALANCES, JUNE 30, 2002                                $   500     $   668   $  5,051   $ 15,704        $  3,183          $ 25,106
                                                       =======     =======   ========   ========        ========          ========

                 Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)

                                                                                           Six Months Ended June 30
                                                                           ---------------------------------------------------
                                                                                             2003                        2002
                                                                           ---------------------------------------------------
                                                                                     (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                             $  1,203                    $  1,194
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                                               336                         270
  Amortization of intangible assets                                                           27                          75
  Accretion/amortization of premiums                                                         402                          39
   Gain on sale of investment securities                                                    (497)                       (280)
   Gain on sale of loans                                                                      --                           2
   (Increase) Decrease in accrued interest receivable                                         98                         (73)
   (Decrease) Increase in other assets                                                       379                        (341)
   Decrease (Increase) in accrued expenses and other liabilities                             119                         155
                                                                           ---------------------------------------------------
        Net cash (used) provided by operating activities                                   2,067                       1,041
                                                                           ---------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from principal payments on securities available-for-sale                       17,613                       8,738
  Proceeds from maturities of investment securities available-for-sale                    15,104                       7,564
  Proceeds from sales of investment securities available-for-sale                          6,434                      16,372
  Purchase of investment securities available-for-sale                                   (30,150)                    (43,583)
  Net (increase) decrease in interest-bearing deposits in banks                           (1,486)                       (946)
  Net decrease (increase) in loans                                                       (14,321)                      2,669
  Purchase of bank owned life insurance                                                   (5,400)                         --
  Additions to bank premises and equipment, net                                             (342)                       (254)
                                                                           ---------------------------------------------------
  Net cash used by  investing activities                                                 (12,548)                     (9,440)
                                                                           ---------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                                                 7,881                      18,869
  Net decrease in short-term borrowings                                                   (1,816)                     (9,390)
  Dividends paid                                                                            (280)                       (246)
                                                                           ---------------------------------------------------
   Net cash provided by financing activities                                               5,785                       9,233
                                                                           ---------------------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (4,696)                     12,505

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            14,790                      10,896
                                                                           ---------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 10,094                    $ 23,401
                                                                           ===================================================
 Supplemental disclosures of cash flow information
  Income taxes                                                                          $    165                    $    365
  Interest                                                                              $  1,627                    $  2,258

                 Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consisting, of a normal and recurring nature, considered necessary for a fair presentation have been included. The amounts as of December 31, 2002 were derived from audited financial statements. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 2002 included on Form 10-KSB.

Reclassifications - Certain reclassifications have been made to the prior year's reported balances to conform to the current year presentation.

Note B:  NATURE OF BUSINESS

The Company, through its bank subsidiary, provides domestic financial services primarily in Maryland and Washington, DC. The primary financial services include real estate, commercial and consumer lending, as well as traditional demand deposits and savings products.

Note C:  INCOME TAXES

The Company uses the liability method of accounting for income taxes as required by SFAS No. 109, "Accounting for Income Taxes". Under the liability method, deferred-tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities (i.e. temporary differences) and are measured at the enacted rates that will be in effect when these differences reverse.

Note D:  EARNINGS PER COMMON SHARE

Earnings per common share are computed by dividing net income available to common shareholders (net income less dividends on preferred stock) by the weighted average number of common shares outstanding during the period. The Company has no options for common stock or other types of common stock equivalents outstanding.

Note E  FORMAL AGREEMENT WITH THE OFFICE OF THE COMPTROLLER OF THE CURRENCY
(OCC)

         On April 21, 2003, Industrial Bank, N.A., the Company's subsidiary bank, entered into a new Formal Agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "OCC").

         The Agreement is focused largely on adoption and implementation of programs and internal controls to ensure compliance with the Bank Secrecy Act, with the requirement to file Suspicious Activity Reports, and with consumer laws and regulations. It also requires the Board to take all necessary steps to ensure that Bank management corrects each violation of law, rule or regulation cited in the current Report of Examination prepared by the OCC and in any subsequent report of examination. It requires the Bank to adopt, implement and ensure adherence to a performance management program designed to ensure accountability through an review process to demonstrate that the Board is discharging its responsibility to properly supervise management.

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

Note F:  OTHER EXPENSES

OTHER EXPENSES IN THE CONSOLIDATED STATEMENTS OF INCOME INCLUDE THE FOLLOWING:

                                             Six Months Ended June 30
                                          -------------------------------
                                             2003                2002
                                          -------------------------------
                                               (dollars in thousands)

Directors fees                            $     112            $     127
Professional fees                               228                  222
Bank security                                   159                  163
Other                                           622                1,006
                                          ------------------------------
TOTAL OTHER EXPENSES                      $   1,121            $   1,518
                                          ==============================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2003 (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED AND PER SHARE AMOUNTS)

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

Three basic components comprise our allowance for loan losses: a specific allowance, a formula allowance and a nonspecific allowance. The formula allowance is based, in part, on a loss migration analysis. Migration analysis is affected by losses experienced in prior periods and therefore, higher levels of historic losses will affect the current allowance levels. Each component is determined based on estimates that can and do change when the actual events occur. The specific allowance is used to individually allocate an allowance to loans identified as impaired. An impaired loan may show deficiencies in the borrower's overall financial condition, payment record, support available from financial guarantors and/or the fair market value of collateral. When a loan is identified as impaired a specific reserve is established based on the Company's assessment of the loss that may be associated with the individual loan. The formula allowance is used to estimate the loss on internally risk rated loans, exclusive of those identified as impaired. Loans identified as special mention, substandard, doubtful and loss, as well as impaired, are segregated from performing loans. Remaining loans are then grouped by type (commercial, commercial real estate, home equity or consumer). Each loan type is assigned an allowance factor based on management's estimate of the risk, complexity and size of individual loans within a particular category. Classified loans may be assigned a higher allowance factor than non-rated loans due to management's concerns regarding collectibility or management's knowledge of particular elements regarding the borrower. Allowance factors grow with the worsening of the internal risk rating. The nonspecific formula is used to estimate the loss of non-classified loans stemming from more global factors such as delinquencies, loss history, trends in volume and terms of loans, effects of changes in lending policy, the experience and depth of management, national and local economic trends, concentrations of credit, quality of loan review system and the effect of external factors such as competition and regulatory requirements. The nonspecific allowance captures losses whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowance.

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

Overview

OPERATIONS

IBW Financial Corporation's net income for the first half of 2003 totaled $1,203, an increase of $9, or 1% from $1,194 for June 2002. This was the net result of an increase in the provision for loan losses of $300, an increase in non-interest income of $320, an increase of $39 in non-interest expenses, and a decrease of $80 in income taxes, and a decrease in net interest income of $52. Return on average assets (ROAA) was .80% for the first half ended June 30, 2003, as compared to .79% for the same period in 2002, and return on average shareholder's equity (ROAE) was 9.11% and 10.35% for the same periods.

The increase in net income was attributed primarily to higher realized gains on the sale of investment securities, offset by higher salaries and benefits and higher other expenses. During the first half of 2003, $497 was realized in the sale of securities gains compared to $280 in 2002, a difference of $217 or 77%. Salaries and benefits have increased $347 or 8% due primarily to increased personnel costs associated hiring of several new key personnel and increased health insurance costs.

NET INTEREST INCOME

Net interest income on a tax equivalent basis of $7,611 for the six months ended June 30, 2003 increased $8, or 1%, compared to the same period last year. The average balance of interest-earning assets for the six-month period ending June 30, 2003 of $283 million decreased $391 or less than 1% from the comparable period ended June 30, 2002. While the volume of earning assets declined minimally, the yield on average interest-earning assets decreased by 40 basis points to 6.54% for the six-months ended June 30, 2003 compared to 6.94% for the same period last year. The volume of average interest-bearing liabilities also decreased during the first half of 2003, decreasing $7 million from the average for 2002 to $203 million. Additionally, the rate paid on interest-bearing liabilities declined 51 basis points to 1.56% for the six months ended June 30, 2003 from 2.07% for the same period last year. Overall, the net interest spread increased 11 basis points to 4.98% from 4.87% a year ago, and the net yield on interest earning assets increased 1 basis point to a tax equivalent 5.42% for the six months ended June 30, 2003.

Net loans averaged $139 million during the first half of 2003 compared to $131 million during the first half of 2002, reflecting an increase of $8 million. Interest and fees on loans decreased only $2 or 4% to $5.5 million for the six months ended June 30, 2003. Additionally, the average yield on net loans decreased 49 basis points to 7.96% for the six months ended June 30, 2003 compared to 8.45% for the same period last year. The increase in loans largely reflects growth in the residential real estate sector, which increased from $61 million at June 30, 2002 to $67 million at June 30, 2003. At June 30, 2003, net loans were $150 million, an increase of $15 million from December 31, 2002.

Taxable securities averaged $107 million during the first half of 2003, the same amount for the first half of 2002. Interest income from taxable securities decreased $616 or 20% to $2.4 million for the six months ended June 30, 2003 compared to $3.0 million for the same period last year. This decrease in interest income on taxable securities is attributed primarily with the historical low interest environment over the past year, coupled with the accelerated increase in the amortization of premiums on mortgage-backed securities resulting from faster pay-downs. During the first half of 2003, the amortization of premiums on mortgage-backed securities totaled $458 compared to $211 the same period in 2002. As a result of this low interest environment, the average yield on taxable securities decreased 119 basis points to 4.58% for the six months ended June 30, 2003 compared to 5.77% for the same period last year.

Non-taxable securities averaged $31 million during the first half of 2003 compared to $26 million for the first half of 2002, reflecting an increase of $5 million. Interest income from non-taxable securities increased $177 thousand or 17% to $1.2 million for the six months ended June 30, 2003 compared to $1.0 for the same period last year. The tax equivalent yield on non-taxable securities decreased to 7.91% for the six months ended June 30, 2003 compared to 7.95% for the same period last year.

         The investment portfolio at June 30, 2003 was $127 million, a decline of $10 million from December 31, 2002, primarily due to approximately $5 million of security sales utilized to fund BOLI, and another $5 million decline due to prepayments and maturities of securities , the proceeds of which were utilized to fund loans.

Federal funds sold averaged $5 million during the first half of 2003 compared to $18 million for the first half of 2002, reflecting a decrease of $13 million, and stood at $2.7 million at June 30, 2003. Interest income from federal funds sold decreased $121 to $26 for the six months ended June 30, 2003 compared to $147 for the same period last year. The yield on federal funds sold decreased 53 basis points to 1.13% for the six months ended June 30, 2003 compared to 1.66% for the same period last year.

Average interest-bearing liabilities decreased $7 million or 3% to $203 million for the six months ended June 30, 2003 compared to $210 million for the same period last year. The average cost on interest-bearing liabilities decreased 51 basis points to 1.56% for the six months ended June 30, 2003 compared to 2.07% for the same period last year. The total cost of interest-bearing liabilities decreased $576 thousand or 27% from a year ago and reflects the general decline in rates over the past year in the market place.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

An allowance for loan losses is maintained at a level considered adequate to provide for potential loan losses. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included financial statements. The evaluation process in undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management's prompt attention, such as any material effect on the allowance for loan losses or any development which may indicate an adverse trend in asset quality. The methodology employed for assessing the appropriateness of the allowance consists of the following criteria: 1). Establishment of reserve amounts for all specifically identified criticized assets that have been designated as requiring attention by management's internal loan review program, bank regulatory examinations or the external loan review
2). An allocation to the remaining loans giving effect to historical loss experience over several years and 3) an external factor for unused outstanding loan commitments. Please refer to the discussion under the caption, "Critical Accounting Policies" for additional information regarding the underlying methodology management employs in determining the allowance.

The allowance for loan losses was $2.6 million and $3.1 million as of June 30, 2003 and December 31, 2002, or 1.7% of total loans at June 30, 2003, compared to 2.4% at December 31, 2002. A provision for loan losses $300 was made for during the first six months of 2003 compared to no provision for loan losses for the year 2002. The decrease in the allowance for loan losses since December 31, 2002 reflects net charged off loans of $781 and the $300 provision. Non-performing assets increased $263 or 8% to $3,637 from $3,374 at year-end 2002.

The $300 provision made during the second quarter of 2003 reflects the level of charge offs during the quarter, which was due primarily to the charge-off of one commercial loan in the amount of $726. The loss was experienced on a commercial loan to a professional firm that was guaranteed by the principals of the firm and collateralized by accounts receivable and certificates of deposits. The loan became delinquent during the first quarter of 2003, as numerous attempts to contact the borrower were unsuccessful. As a result, the entire amount of the loan, net of the deposits, was charged-off in June 2003. The level of charge-offs during the six months ended June 30, 2003 and their impact on the level of the allowance was mitigated by several factors, including the following:

     o Increase in residential mortgage loans of $12 million since December 31, 2002. Residential mortgage loans comprise 49% of the loan portfolio as of June 30, 2003 compared to 43% as of December 31, 2002. Additionally, the net loss associated with residential loans over the past three and one-half years totaled $14, with no losses through June 30, 2003 and a recovery of $28.

     o Loans collateralized by real estate comprise 93% of the loan portfolio. The Maryland and Washington DC market in which the Company operates continues to experience significant increases in real estate values. This increase in value in real estate has helped to insulate the Company from the need to recognize losses on loans classified as non-performing, and from the effects of a slow economy in the Company's market.

     o Analysis of individually significant loans classified as non-performing indicated the allowance allocated to those loans is adequate.

     o The value of collateral for the two large loans that were classified as having potential credit problems is well in excess of the loan balances. During the second quarter of 2003, one new potential problem loan that was classified had a balance of $2.4 million, the borrower obtained a contract of sale on the underlying collateral for $4 million and management anticipates collection without loss of principal or interest during the third quarter of 2003.

When determining the provision for loan losses, management assesses the risk inherent in its loan portfolio based on information available at such time relating to the volume and type of lending conducted, the Company's historical loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, any concentrations of credit, the experience and ability of the depth in the lending staff, and trends in the local and national economy. At June 30, 2003 non-performing assets totaled $3.6 million, or 2.4% of total loans, compared to $3.4 million at year-end 2002, or 2.4% of total loans. At June 30, 2003, the Company's allowance for loan losses was $2.6 million compared to $3.1 million at year-end 2002, resulting in a ratio of the allowance to total loans of 1.7% and 2.2%, respectively over these two periods. As a result of the changes in the composition of the portfolio and the collateral underlying nonperforming and potential problem loans, the Company believes that the allowance remains adequate. See also the "Non-Performing Assets" section for additional information related to the Company's problem assets and allowance for loan losses.

NON-INTEREST INCOME

Non-interest income increased $320, or 14%, to $2,667 for the six months ended June 30, 2003 compared to $2,347 for June 30, 2002. The increase is attributed primarily to higher gain on sale of securities of $497 for the period ending June 30, 2003 compared to a gain on sale of securities of $280 for the same period last year, a difference of $217.

NON-INTEREST EXPENSE

Non-interest expenses increased only $39, to $8.1 million for the six months ended June 30, 2003, due largely to the reduction of $397 in other expenses, which reflects the recovery of $335 in collection expenses associated with a large charge-off which was previously recovered. Excluding this recovery, non-interest expenses would have increased $374 or 5% from the comparable period last year. Increased non-interest expense centered primarily in salary and benefits, increasing $340 or 8% from a year ago. The increases in these personnel costs are due largely to higher salary expenses of $251, increased health insurance expenses of $41, and higher personnel education and development expenses of $52. Salaries expenses increased primarily due to the hiring of several key employees compared to the prior period of a year ago, namely the chief lending officer, operations manager, controller, and a mid level accountant, in addition to normal salary increases. The increase in health insurance cost is a reflection of current market conditions, and the increase in personnel development is the result of improving the overall level of education of our employee base including compliance training.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first half of 2003 was $236, compared to $316 a year ago. The decline in income tax provision primarily reflects the increased levels of tax exempt income comprising the Company's earnings. The effective tax rate was 16% and 21% for the first half ending June 30, 2003 and 2002 respectively. The decrease in the effective tax rate was also primarily attributed to higher tax exempt income relative to other sources of income.

BALANCE SHEET OVERVIEW

Total assets, at $303 million for June 30, 2003 increased $8 million compared to $295 million at December 31, 2002. The change in the composition of the balance sheet primarily reflects an increase of $15 million in loans, the purchase of Bank Owned life insurance in the amount of $5.4 million, which is recorded in "Other Assets" and which will produce "Other Income", and an increase in interest-bearing deposits in other banks of $1.5 million. These increases in assets are offset by a decrease in securities of $9.6 million, a decrease in federal funds sold of $4.7 million and a decrease in cash and due from banks of $1.5 million.

 On the liability side of the balance sheet, time and savings deposits increased $9 million and shareholders equity increased $1.4 million, offset by a decrease in short-term borrowings of $1.8 million and a decrease in demand deposits of $1.1 million.

Total stockholders' equity was $27.6 million at June 30, 2003, representing an increase of $1.4 million due primarily to the increase in retained earnings of $923 and an increase of $474 in unrealized gain on available-for-sale securities. Preferred stock dividends of $12 were declared during the first half of 2003, and $268 in common stock dividends.

The Company recorded a total risk-based capital ratio of 15.74% at June 30, 2003, compared to 15.88% at December 31, 2002; a tier 1 risk-based capital ratio of 14.39%, compared to 14.63%; and a leverage ratio of 7.70%, compared to 7.46%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. The decrease in the risked-based ratios is attributed to an increase in risk based assets, reflecting the increase in residential mortgage loans, which have a risk-weight of 50%, and a decrease in investment securities, most of which have a risk weight of 20%. The increase in the leverage ratio is attributed to an increase in retained earnings coupled with minimal assets growth. Management believes the overall level of capital at June 30, 2003 is adequate.

The carrying value of the Company's securities portfolio was $127 million, as of June 30, 2003 a decrease of $9.6 million from December 31, 2002. The composition reflected a change as U. S. Government Agency securities increased approximately $6 million to $46 million, and an increase in non-taxable securities of $7 million to $31 million. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 1.93 years at June 30, 2003, changing from 2.19 years at December 31, 2002. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. There are no issuers of securities other than governmental securities, whose securities held by the Company, have a book value in excess of 10% of shareholders' equity.

LIQUIDITY
---------

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company's major source of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) is its deposit base. At June 30, 2003, total deposits were $245 million. Core deposits, considered to be stable funding sources and defined as all deposits except certificates of deposit of $100,000 or more, totaled $219 million or 89% of total deposits. Liquidity is also provided through the Company's overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year and the Company's ability to sell some or all of its conforming residential mortgage loans. At June 30, 2003, the Company had $2.7 million in federal funds sold, investments available-for-sale totaled $128 million or 42% of total assets that currently includes an appreciation in the portfolio of $6.3 million. The fair value of investment securities due in one year or less (excluding mortgage-backed securities) was $10 million or 3% of total assets. Additionally, due to the historical low interest rate for mortgages, the Company experienced $12 million in prepayments on mortgage-backed securities during the second quarter of 2003, providing an annualized prepayment speed of an additional $48 million or $24 million by year-end 2003. Management does not anticipate that this prepayment speed would continue in the remainder of 2003.

In addition, the Bank has external sources of funds, which can be used as needed. The Federal Home Loan Bank of Atlanta ("FHLB") is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 8.3% of the Bank's total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank's continued creditworthiness, compliance with the terms and conditions of the Advance Application and the pledging of sufficient eligible collateral to secure advances. At June 30, 2003 the Company had a $25 million credit limit with the FHLB with advances outstanding of $4 million. The Company had collateral on deposit sufficient to borrow up to the $25 million limit.

                AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

                                             Six Months Ended               Six Months Ended                 Year Ended
                                              June 30, 2003                   June 30, 2002               December 31, 2002
                                   ------------------------------------------------------------------------------------------------
                                                                                            Amount                         Amount
                                     Average    Average   Amount Paid   Average   Average   Paid or    Average   Average  Paid or
                                     Balance     Rate      or Earned    Balance     Rate    Earned     Balance    Rate     Earned
                                  -------------------------------------------------------------------------------------------------
                                                                             (dollars in thousands)
ASSETS
Loans, net (1)                       $139,485     7.96%     $  5,505    $131,437     8.45%  $  5,507   $131,722   8.33%  $ 10,976
Taxable securities (2)                107,012     4.58%        2,431     106,534     5.77%     3,047    108,166   5.31%     5,741
Non-taxable securities(2)(3)           30,987     7.91%        1,215      26,336     7.95%     1,038     28,144   7.88%     2,217
Federal funds sold                      4,651     1.13%           26      17,828     1.66%       147     14,211   1.65%       235
Interest-bearing deposits held
  with other banks                        964     1.88%            9       1,355     2.23%        15      1,303   2.53%        33
                                     --------               --------------------            -------------------          --------
Total interest-earning assets        $283,099     6.54%     $  9,186     283,490     6.94%  $  9,754    283,546   6.77%  $ 19,202
Cash and due from banks                 9,816                             12,232                         10,734
Bank premises and
  equipment, net                        3,472                              2,454                          2,430
Other assets                            3,425                              4,327                          4,241
                                     --------                           --------                       --------
Total assets                         $299,812                           $302,503                       $300,951
                                     ========                           ========                       ========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing demand deposits     $ 26,610     0.45%     $     59    $ 37,716     0.74%  $    139   $  25,247  0.37%  $     93
Savings deposits                       68,822     1.48%          504      64,106     1.83%       581      65,095  1.77%     1,151
Time deposits                          78,638     2.04%          794      57,383     3.20%       912      72,963  2.69%     1,962
                                     --------               --------------------            --------------------         --------
Total interest-bearing deposits       174,070     1.57%        1,357     159,205     2.07%     1,632     163,305  1.96%     3,206
Short-term borrowings                  25,373     1.03%          130      40,760     1.34%       271      36,147  1.28%       462
Long-term borrowings                    4,000     4.44%           88      10,000     5.00%       248       7,709  5.88%       453
                                     --------               --------------------            --------------------         --------
Total interest-bearing liabilities    203,443     1.56%     $  1,575     209,965     2.07%  $  2,151     207,161  1.99%  $  4,121
Noninterest-bearing liabilities        68,843                             67,542                          67,749
Other liabilities                       1,113                              1,913                           1,765
Total liabilities                     273,399                            279,420                         276,675
                                     --------                           --------                        --------
Shareholders' equity                   26,413                             23,083                          24,276
                                     --------                           --------                        --------
Total liabilities and
  shareholders' equity               $299,812                           $302,503                        $300,951
                                     ========                           ========                        ========
NET INTEREST INCOME AND NET
YIELD ON INTEREST-EARNING ASSETS
Net interest income                                         $  7,611                         $  7,603                    $  15,801
                                                            ========                         ========                    =========
Interest rate spread                              4.98%                               4.87%                       4.78%
Net yield on average interest-
  earning assets                                  5.42%                               5.41%                       5.32%
Average interest-earning assets
  to average interest-bearing
  liabilities                                   139.15%                             135.02%                     136.87%

(1)    Nonaccruing loans are included in average balances.

(2) Yields on securities available for sale have been computed based upon the historical cost of such securities and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholder's equity.

(3) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $8,773 and $7,198 for June 30, 2003, $9,401 and $7,250 for June 30, 2002 and $18,448 and
       $14,327 for the year ended 2002.

                        LOAN LOSS AND RECOVERY EXPERIENCE

                                                  ----------------------------------------------------------
                                                  Six Months Ended   Six Months Ended         Year Ended
                                                   June 30, 2003      June 30, 2002       December 31, 2002
                                                  ----------------------------------------------------------
                                                                   (dollars in thousands)
Total outstanding loans at end of period,
  (excluding net loan fees)                          $ 152,910          $ 136,204           $ 138,576
Average amount of net loans outstanding                139,485            131,437             131,722
Allowance for loan losses
  at beginning of period                                 3,059              3,283               3,283
Loans charged off:
  Commercial                                               746                 59                 320
  Real estate mortgage                                      --                 82                 131
  Installment loans to individuals                         203                133                 270
                                                     ------------------------------------------------
Total charge-offs                                          949                274                 721
                                                     ------------------------------------------------
Recoveries of loans previously charged-off:
  Commercial                                                68                212                 266
  Real estate mortgage                                      28                100                 123
  Installment loans to individuals                          72                 39                 108
                                                     ------------------------------------------------
Total recoveries                                           168                351                 497
                                                     ------------------------------------------------
Net charge-offs                                            781                (77)                224
Additions to allowance charged to
  operations                                               300                 --                  --
Allowance for loan losses at end of period               2,578              3,361               3,059
Ratio of net charge-offs during period
  to average outstanding loans during period              5.60%             (0.06)%              0.17%
Ratio of allowance for possible loan
  losses at period to total loans                         1.69%              2.47%               2.21%

The following table sets for the allocation of the allowance for loan losses as of the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                June 30, 2003 Percent          June 30, 2002 Percent       December 31, 2002 Percent
                                                              (dollars in thousands)
Commercial                   $1,785             46.91%      $2,091             55.94%      $1,685             49.37%
Real estate mortgage            498             48.94%         484             38.77%         589             45.79%
Consumer                        252              4.15%         293              5.29%         306              4.84%
Unallocated                      43                --          493                --          479                --
----------------------------------------------------------------------------------------------------------------------
Total                        $2,578            100.00%      $3,361            100.00%      $3,059            100.00%
======================================================================================================================

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

                              NON-PERFORMING ASSETS

                                            ---------------------------------------------------------
                                              June 30, 2003     June 30, 2002      December 31, 2002
                                            ---------------------------------------------------------
                                                               (dollars in thousands)
Non-accrual loans(1)                           $   1,748          $   1,514            $   1,712
Loans past due 90 days or more
  and still accruing                               1,889                554                1,662
Foreclosed properties                                 --                 --                   --
                                            ---------------------------------------------------------
Total                                          $   3,637          $   2,068            $   3,374
                                            =========================================================
Non-performing assets to gross loans
  and foreclosed properties at period end           2.38%              1.52%                2.43%
Non-performing loans to total loans                 2.38%              1.52%                2.43%
Non-performing assets to total
  assets at period end                              1.20%              0.67%                1.14%

         1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the six months ended June 30, 2003 and the year ended December 31, 2002 for non-accrual loans had the loans been current in accordance with their original terms was $80 and $103, respectively.

Non-performing assets at June 30, 2003 were $3,637, an increase of $263 or 8% from year-end 2002. The increase was primarily attributable to management's continued review of the loan portfolio and in light of developments in individual loans since year-end 2002. Non-accrual loans totaled $1,748 at June 30, 2003. None of the non-accrual loans exceeded $400 at June 30, 2003. Non-accrual loans at June 30, 2003 consisted of $794 in commercial real estate, $846 in residential mortgages and $108 in consumer loans. This represents an increase of $36 or 1% from year-end 2002. As of June 30, 2003, loans past due 90 days or more and still accruing totaled $1,889, with none exceeding $250. Such loans consisted of $1,031 in residential real estate loans, $594 in commercial and commercial real estate loans, and $123 in consumer loans. This represents an increase of $267, or 16% from December 31, 2002. At June 30, 2003, total non-performing assets in the amount of $3,637 represented 13% of total capital compared to 13% at year-end 2002.

At June 30, 2003, there were $9,254 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. This represents an increase of $4,490 or 89% from year-end 2002. Included in the total are nineteen loans, totaling $8,709, fully collateralized by real estate, one at $2.4 million and one at $1.7 million, representing 44% of the total and 90% of the increase in loans with possible credit problems. The remaining $545 consists of six commercial loans totaling $508, one at $289 and one at $147, secured primarily by accounts receivable and various business equipment, and one consumer loan totaling $37. Combined, non-performing loans and potential problem loans of $12,891 represented 47% of total capital, compared to $8,401 or 32% at year-end 2002, reflecting an increase of $4,490 or 53%.

ITEM. 3  CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

         PART II OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS       None.

         ITEM 2. CHANGES IN SECURITIES   None

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES   None

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Annual Meeting - Results

                 On April 22, 2003, the annual meeting of shareholders of the Company was held for the purposes of electing eight (8) directors to serve until the next annual meeting and until their successors are duly elected and qualified

                 The name of each director elected at the meeting, who constitute the entire Board of Directors in office upon completion of the meeting, and the votes cast for such persons are set forth below.

------------------------------------------------------------------------------------------------
              Name                   For      Against/Withheld  Abstentions   Broker Non-Votes
------------------------------------------------------------------------------------------------
Clinton W. Chapman, Esquire        358,916           0              --               --
------------------------------------------------------------------------------------------------
Benjamin L. King, CPA              358,916           0              --               --
------------------------------------------------------------------------------------------------
Pamela King, CPA                   358,916           0              --               --
------------------------------------------------------------------------------------------------
B. Doyle Mitchell, Jr.             358,916           0              --               --
------------------------------------------------------------------------------------------------
Massie S. Fleming                  358,916           0              --               --
------------------------------------------------------------------------------------------------
Cynthia T. Mitchell                358,916           0              --               --
------------------------------------------------------------------------------------------------
Robert R. Hagans                   358,916           0              --               --
------------------------------------------------------------------------------------------------
Emerson A. Williams, M.D.          358,916           0              --               --
------------------------------------------------------------------------------------------------

         ITEM 5. OTHER INFORMATION None

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                 (a)    Exhibits

                 11     Statement Regarding Computation of Per Share Earnings

                 31(a)  Certification of President and Chief Executive Officer

                 31(b)  Certification of Chief Financial Officer

                 32(a)  Certification of President and Chief Executive Officer

                 32(b)  Certification of Chief Financial Officer

                 (b)    Reports on Form 8-K None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                IBW FINANCIAL CORPORATION

Date:  August 14, 2003          By:   /s/  B. Doyle Mitchell, Jr.
                                    ----------------------------------------
                                    B. Doyle Mitchell, Jr., President



Date:  August 14, 2003          By:    /s/ Thomas A. Wilson, Jr.
                                     ---------------------------------------
                                     Thomas A. Wilson, Jr.,
                                     Senior Vice President, Chief Financial and
                                     Accounting Officer