Form 10QSB
period 2003-09-30
IBW FINANCIAL CORP
filed 2003-11-14
CIK 1013274

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

/ X /    Quarterly Report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Quarterly Period ended September 30, 2003.
                                                             ------------------

/   /    Transition report under Section 13 or 15(d) of the Securities
         Exchange Act For the transition period from            to            .
                                                     ----------    -----------
         Commission file number  0-28360.
                                 -------

                            IBW FINANCIAL CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

       District of Columbia                                52-1943477
---------------------------------              ---------------------------------
   (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)


                  4812 Georgia Avenue, NW, Washington, DC 20011
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  (202)722-2000
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                              Yes  / /      NO  /X/

PART  I   FINANCIAL INFORMATION
          ---------------------

ITEM 1.   FINANCIAL STATEMENTS

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2003 (UNAUDITED) AND DECEMBER 31, 2002

                                                           September 30,    December 31,
                                                               2003            2002
                                                           -------------    ------------
                                                               (dollars in thousands)
ASSETS
     Cash and cash equivalents:
     Cash and due from banks                                 $ 11,547         $  8,890
     Federal funds sold                                         5,500            5,900
                                                             -------------------------
         Total cash and cash equivalents                       17,047           14,790
     Interest-bearing deposits in other banks                   5,832              887
     Investment securities available-for-sale,
       at fair value                                          116,393          137,235
     Loans receivable, net of allowance
       for loan losses of $2,851 and $3,059                   159,459          134,859
     Other real estate owned, net                                  37               --
     Bank premises and equipment, net                           3,467            3,455
     Bank owned life insurance                                  5,504               --
     Accrued interest receivable                                1,970            1,909
     Other assets                                               1,846            2,201
                                                             -------------------------
         TOTAL ASSETS                                         311,555          295,336
                                                             =========================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Demand deposits                                         $ 69,939         $ 68,432
     Time and savings deposits                                180,775          168,754
                                                             -------------------------
         Total deposits                                      $250,714         $237,186
     Short term borrowings                                     28,157           25,084
     Long term borrowings                                       4,000            4,000
     Accrued expenses and other liabilities                     2,580            2,825
                                                             -------------------------
         Total liabilities                                    285,451          269,095
                                                             -------------------------
SHAREHOLDERS' EQUITY
     Preferred stock - $1 par value; 1,000,000
      authorized (500,000 voting and 500,000 nonvoting);
     20,000 series A nonvoting issued and outstanding,
     stated at liquidation value                                  500              500
     Common stock - $1 par value; 1,000,000 authorized;
      668,360 shares issued and outstanding                       668              668
     Paid in Capital                                            5,051            5,051
     Retained earnings                                         17,301           16,310
     Accumulated other comprehensive income                     2,584            3,712
                                                             -------------------------
         Total shareholders' equity                            26,104           26,241
                                                             -------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $311,555         $295,336
                                                             =========================



Notes to Consolidated Financial Statements are an integral part of these statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                       Nine Months Ended September 30
                                                               ---------------------------------------------
                                                                           2003              2002
                                                               ---------------------------------------------
                                                               (dollars in thousands, except per share data)
INTEREST INCOME:
     Interest and fees on loans                                          $  8,456          $  8,267
     U.S. treasury securities                                                   8                14
     Obligations of U.S. government agencies and
       corporations                                                         1,634             1,815
     Collateralized mortgage obligations                                    1,618             2,502
     Obligations of states and political subdivisions                       1,181             1,102
     Bank balances and other securities                                        63                79
     Federal funds sold                                                        34               209
                                                                         ----------------------------
         Total interest income                                             12,994            13,988
                                                                         ----------------------------
INTEREST EXPENSE:
     Interest-bearing deposits                                              1,454             1,916
     Time certificates over $100,000                                          483               541
     Short-term borrowings                                                    192               371
     Long-term borrowings                                                     132               336
                                                                         ----------------------------
         Total interest expense                                             2,261             3,164
                                                                         ----------------------------
NET INTEREST INCOME                                                        10,733            10,824
PROVISION FOR LOAN LOSSES                                                     700                --
                                                                         ----------------------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                                     10,033            10,824
                                                                         ----------------------------
NONINTEREST INCOME
     Service charges on deposit accounts                                    2,401             2,235
     Other fee income                                                         752               684
     Gain on sales of investment securities                                   653               432
     Gain on sale of loans                                                     --                 6
     Other operating income                                                   136               168
                                                                         ----------------------------
         Total noninterest income                                           3,942             3,525
                                                                         ----------------------------
NONINTEREST EXPENSE
     Salaries and employee benefits                                         7,287             6,775
     Occupancy                                                                727               696
     Furniture and equipment                                                1,056               938
     Data processing                                                          576               657
     Stationary and supplies                                                  648               576
     Advertising                                                              164               157
     Other expenses                                                         1,749             2,339
                                                                         ----------------------------
         Total noninterest expense                                         12,207            12,138
                                                                         ----------------------------
INCOME BEFORE INCOME TAXES                                                  1,768             2,211

INCOME TAX PROVISION                                                          224               422
                                                                         ----------------------------
NET INCOME                                                               $  1,544          $  1,789
                                                                         ============================
BASIC & DILUTED NET INCOME PER COMMON SHARE                              $   2.28          $   2.65
                                                                         ============================
WEIGHTED AVERAGE COMMON SHARES                                            668,360           668,360
                                                                         ============================

Notes to Consolidated Financial Statements are an integral part of these statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                 Three Months Ended Sept 30
                                                       ---------------------------------------------
                                                                   2003         2002
                                                       ---------------------------------------------
                                                       (dollars in thousands, except per share data)
INTEREST INCOME:
     Interest and fees on loans                                 $   2,951    $   2,760
     U.S. treasury securities                                           2            5
     Obligations of U.S. government agencies and
       corporations                                                   520          595
     Collateralized mortgage obligations                              336          749
     Obligations of states and political subdivisions                 379          389
     Bank balances and other securities                                25           27
     Federal funds sold                                                 8           62
                                                              -------------------------------
       Total interest income                                        4,221        4,587
                                                              -------------------------------
INTEREST EXPENSE:
     Interest-bearing deposits                                        391          656
     Time certificates over $100,000                                  189          169
     Short-term borrowings                                             62          100
     Long-term borrowings                                              44           88
                                                              -------------------------------
         Total interest expense                                       686        1,013
                                                              -------------------------------
NET INTEREST INCOME                                                 3,535        3,574
PROVISION FOR LOAN LOSSES                                             400           --
                                                              -------------------------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                              3,135        3,574
                                                              -------------------------------
NONINTEREST INCOME
     Service charges on deposit and checking accounts                 777          735
     Other fee income                                                 266          218
     Gain on sales of investment securities                           156          152
     Gain on sale of loans                                             --            4
     Other operating income                                            76           69
                                                              -------------------------------
         Total noninterest income                                   1,275        1,178
                                                              -------------------------------
NONINTEREST EXPENSE
     Salaries and employee benefits                                 2,418        2,246
     Occupancy                                                        239          237
     Furniture and equipment                                          384          315
     Data processing                                                  179          207
     Stationary and supplies                                          195          197
     Advertising                                                       38           28
     Other expenses                                                   628          821
                                                              -------------------------------
         Total noninterest expense                                  4,081        4,051
                                                              -------------------------------
INCOME BEFORE INCOME TAXES                                            329          701

INCOME TAX PROVISION                                                  (12)         106
                                                              -------------------------------
NET INCOME                                                      $     341    $     595
                                                              ===============================
BASIC & DILUTED NET INCOME PER COMMON SHARE                     $    0.50    $    0.88
                                                              ===============================
WEIGHTED AVERAGE OF COMMON SHARES                                 668,360      668,360
                                                              ===============================


Notes to Consolidated Financial Statements are an integral part of these statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------

                                                                                                    ACCUMULATED
                                                                                                        OTHER
                                                                                                   COMPREHENSIVE     TOTAL
                                                        PREFERRED    COMMON     PAID IN    RETAINED    INCOME,    STOCKHOLDERS
                                                          STOCK       STOCK     CAPITAL    EARNINGS  NET OF TAX     EQUITY
                                                          -----       -----     -------    --------  ----------     ------
BALANCES, JANUARY 1, 2003                               $    500     $   668   $  5,051    $ 16,310    $ 3,712    $  26,241
                                                                                                                  ---------
   Net income                                                 --                     --       1,544         --        1,544
   Other comprehensive income, net of tax
     unrealized gain on securities available for sale         --                     --          --     (1,128)      (1,128)
                                                                                                                  ---------
          Total comprehensive income                          --                     --          --         --          416

Cash dividends paid:
    Preferred stock $0.94 per share                                                            (19)         --          (19)
    Common stock $0.80 per share                              --          --        --        (534)         --         (534)
                                                        --------    --------   --------    --------                --------
BALANCES,  SEPTEMBER 30, 2003                           $    500    $    668   $  5,051    $ 17,301    $  2,584    $ 26,104
                                                        ========    ========   ========    ========    ========    ========
BALANCES, January 1, 2002                               $    500    $    668   $  5,051    $ 14,756    $  2,176    $ 23,151
                                                                                                                  ---------
   Net income                                                 --                     --      1,789          --        1,789
   Other comprehensive income, net of tax
     unrealized gain on securities available for sale         --                     --         --       2,114        2,114
                                                                                                                  ---------
          Total comprehensive income                          --                     --         --          --        3,903

Cash dividends paid
    Preferred stock $0.94 per share                           --          --         --         (19)         --         (19)
    Common stock $0.70 per share                              --          --         --        (468)         --        (468)
                                                        --------    --------   --------    --------    --------    --------
BALANCES, SEPTEMBER 30, 2002                            $    500    $    668   $  5,051    $ 16,058    $  4,290    $ 26,567
                                                        ========    ========   ========    ========    ========    ========

Notes to Consolidated Financial Statements are an integral part of these statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                                                    Nine Months Ended
                                                                                       September 30
                                                                                  ----------------------
                                                                                     2003         2002
                                                                                  ----------------------
                                                                                  (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                       $  1,544      $  1,789
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation                                                                         503           401
 Amortization of intangible assets                                                      41            89
 Accretion/amortization of premiums                                                    675           239
  Gain on sale of investment securities                                               (653)         (432)
  Gain on sale of loans                                                                 --            (6)
  (Increase) Decrease in accrued interest receivable                                   (61)          (42)
  (Decrease) Increase in other assets                                                1,249        (2,046)
  Decrease (Increase) in accrued expenses and other liabilities                       (245)        1,301
                                                                                  -----------------------
        Net cash provided by operating activities                                    3,053         1,293
                                                                                  -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from principal payments on investment securities available-for-sale       30,993        13,231
 Proceeds from maturities of investment securities available-for-sale               18,104        10,561
 Proceeds from sales of investment securities available-for-sale                    14,698        20,465
 Purchase of investment securities available-for-sale                              (45,387)      (56,706)
 Net (increase) decrease in interest-bearing deposits in banks                      (4,945)          154
 Net decrease (increase) in loans                                                  (24,392)        1,929
 Purchase of bank owned life insurance                                              (5,400)           --
 Additions to bank premises and equipment, net                                        (515)         (392)
                                                                                  -----------------------
 Net cash used by  investing activities                                            (16,844)      (10,758)
                                                                                  -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                                           13,528        18,092
 Net increase in short-term borrowings                                               3,073       (12,505)
 Net decrease in long-term borrowings                                                   --        (5,000)
 Dividends paid                                                                       (553)         (487)
                                                                                  -----------------------
        Net cash provided by financing activities                                   16,048           100
                                                                                  -----------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     2,257        (9,365)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      14,790        25,159
                                                                                  -----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 17,047      $ 15,794
                                                                                  =======================
 Supplemental disclosures of cash flow information
  Income taxes                                                                    $     --      $    365
  Interest                                                                        $  2,252      $  3,121
Non-cash activity:
  Transfer of other real estate owned                                             $     37      $     --


Notes to Consolidated Financial Statements are an integral part of these statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A:  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consisting of a normal and recurring nature, considered necessary for a fair presentation, have been included. The amounts as of December 31, 2002 were derived from audited financial statements. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year-ended December 31, 2002 included on Form 10-KSB.

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

         The Agreement is focused largely on adoption and implementation of programs and internal controls to ensure compliance with the Bank Secrecy Act, with the requirement to file Suspicious Activity Reports, and with consumer laws and regulations. It also requires the Board to take all necessary steps to ensure that Bank management corrects each violation of law, rule or regulation cited in the current Report of Examination prepared by the OCC and in any subsequent report of examination. It requires the Bank to adopt, implement and ensure adherence to a performance management program designed to ensure accountability through a review process to demonstrate that the Board is discharging its responsibility to properly supervise management.

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

Note F:  OTHER EXPENSES

OTHER EXPENSES IN THE CONSOLIDATED STATEMENTS OF INCOME INCLUDE THE FOLLOWING:

                          Nine Months Ended
                            September 30
                       ----------------------
                          2003       2002
                       ----------------------
                       (dollars in thousands)
Directors fees           $  166     $  187
Professional fees           319        374
Bank security               245        235
Other                     1,019      1,543
                         -----------------
TOTAL OTHER EXPENSES     $1,749     $2,339
                         =================

Note G:  NEW ACCOUNTING STANDARDS

In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The requirements of SFAS No. 146 are effective prospectively for qualifying activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring, or with a disposal of long-lived assets. The Statement has had no effect on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"). Beginning in 2003, Interpretation No. 45 requires recognition of liabilities at their fair value for newly issued guarantees. The adoption of Interpretation No. 45 did not have a material effect on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities under Statement 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions. The Company does not believe that SFAS No. 149 will have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"), effective for financial instruments entered into or modified after May 31, 2003. This statement established standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement as a liability rather than as an equity, such as obligations that a reporting entity can or must settle by issuing its own equity shares. SFAS No. 150 did not have an impact on the Company's earnings, financial condition or equity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED AND PER SHARE AMOUNTS)

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

Overview

OPERATIONS

IBW Financial Corporation's net income through three quarters of 2003 totaled $1,544, a decrease of $245, or 14% from $1,789 for September 2002. This was the net result of an increase in the provision for loan losses of $700, an increase in non-interest income of $417, an increase of $69 in non-interest expenses, and a decrease of $198 in income taxes, and a decrease in net interest income of $91. Return on average assets (ROAA) was .68% for through three quarters ended September 30, 2003, as compared to .79% for the same period in 2002, and return on average shareholder's equity (ROAE) was 7.76% and 10.10% for the same periods.

The decrease in net income was attributed primarily to the increase in the provision for loan losses. Through three quarters of 2003, $700 in provisions for loan losses were made compared to none for the same period in 2002. These provisions were made largely as a result of one major commercial loan that was charged-off totaling $726 during the second quarter of 2003, resulting in a provision expense of $300 during the second quarter. During the third quarter of 2003 an additional $400 in provision expense was made. This additional $400 in provision expense was primarily attributed to $207 of additional provision for loans with possible credit problems, $128 for net charge offs for the quarter, and $65 for additional growth in the portfolio. Overall, loans with possible credit problems have increased $6 million since year-end 2002. Additionally, loans have increased $25 million since year-end 2002 and centered in residential loans increasing $12 million and commercial real estate loans increasing $8 million.

Through three quarters of 2003, gains of $653 were realized from the sale of securities gains compared to $432 in 2002, a difference of $221 or 51%. Salaries and benefits have increased $512 or 8% due primarily to increased personnel costs associated hiring of several new key personnel and increased health insurance costs.

NET INTEREST INCOME

Net interest income on a tax equivalent basis of $11,341 for the three quarters ended September 30, 2003 decreased $36, or less than 1%, compared to the same period last year. The average balance of interest-earning assets for the period ending September 30, 2003 was $283 million a decrease of $715 or less than 1% from the comparable period ended September 30, 2002. While the volume of earning assets declined minimally, the yield on average interest-earning assets decreased by 43 basis points to 6.42% for the nine-months ended September 30, 2003 compared to 6.85% for the same period last year. The volume of average interest-bearing liabilities also decreased through three quarters of 2003, decreasing $3 million from the average for 2002 to $206 million. Additionally, the rate paid on interest-bearing liabilities declined 55 basis points to 1.47% for the three quarters ended September 30, 2003 from 2.02% for the same period last year. Overall, the net interest spread increased 12 basis points to 4.95% from 4.83% a year ago, and the net yield on interest earning assets decreased 1 basis point to a tax equivalent 5.35% for the three quarters ended September 30, 2003.

Net loans averaged $144 million through three quarters of 2003 compared to $131 million through three quarters of 2002, reflecting an increase of $13 million. Interest and fees on loans increased $189 or 2% to $8.4 million for the three quarters ended September 30, 2003. Additionally, the average yield on net loans decreased 56 basis points to 7.85% for the three quarters ended September 30, 2003 compared to 8.41% for the same period last year. The increase in loans largely reflects growth in the residential real estate and the commercial real estate sector, increasing $12 million and $8 million respectively since year-end 2002. At September 30, 2003, net loans were $159 million, an increase of $25 million from December 31, 2002.

Taxable securities averaged $103 million through three quarters of 2003, compared to $107 million through three quarters of 2002. Interest income from taxable securities decreased $1.1 million or 25% to $3.3 million for the three quarters ended September 30, 2003 compared to $4.4 million for the same period last year. This decrease in interest income on taxable securities is attributed primarily with the historical low interest environment over the past year, coupled with the accelerated increase in the amortization of premiums on mortgage-backed securities resulting from faster pay-downs. Through three quarters of 2003, the amortization of premiums on mortgage-backed securities totaled $721 compared to $394 the same period in 2002. As a result of this low interest environment, the average yield on taxable securities decreased 122 basis points to 4.29% for the three quarters ended September 30, 2003 compared to 5.51% for the same period last year.

Non-taxable securities averaged $30 million during through three quarters of 2003 compared to $27 million for through three quarters of 2002, reflecting an increase of $3 million. Interest income from non-taxable securities increased $162 thousand or 10% to $1.8 million for the three quarters ended September 30, 2003 compared to $1.6 for the same period last year. The tax equivalent yield on non-taxable securities decreased to 7.85% for the three quarters ended September 30, 2003 compared to 7.90% for the same period last year.

The investment portfolio at September 30, 2003 was $116 million, a decline of $21 million from December 31, 2002, primarily due to approximately $5 million of security sales utilized to fund Bank Owned Life Insurance ("BOLI"), and another $16 million decline due to prepayments, sales and maturities of securities, the proceeds of which were utilized to fund loans.

Federal funds sold averaged $4 million during through three quarters of 2003 compared to $17 million for through three quarters of 2002, reflecting a decrease of $13 million, and stood at $5.5 million at September 30, 2003. Interest income from federal funds sold decreased $175 to $34 for the three quarters ended September 30, 2003 compared to $209 for the same period last year. The yield on federal funds sold decreased 62 basis points to 1.07% for the three quarters ended September 30, 2003 compared to 1.69% for the same period last year.

Average interest-bearing liabilities decreased $3.3 million or 2% to $206 million for the three quarters ended September 30, 2003 compared to $209 million for the same period last year. The average cost on interest-bearing liabilities decreased 55 basis points to 1.47% for the three quarters ended September 30, 2003 compared to 2.02% for the same period last year. The total cost of interest-bearing liabilities decreased $903 thousand or 29% from a year ago and reflects the general decline in rates over the past year in the market place.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

An allowance for loan losses is maintained at a level considered adequate to provide for loan losses existing as of the balance sheet date. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management's prompt attention, such as any material effect on the allowance for loan losses or any development which may indicate an adverse trend in asset quality. The methodology employed for assessing the appropriateness of the allowance consists of the following criteria: 1). Establishment of reserve amounts for all specifically identified criticized assets that have been designated as requiring attention by management's internal loan review program, bank regulatory examinations or the external loan review 2). An allocation to the remaining loans giving effect to historical loss experience over several years and 3) an external factor for unused outstanding loan commitments. Please refer to the discussion under the caption, "Critical Accounting Policies" for additional information regarding the underlying methodology management employs in determining the allowance.

The allowance for loan losses was $2.9 million and $3.1 million as of September 30, 2003 and December 31, 2002, or 1.7% of total loans at September 30, 2003, compared to 2.2% at December 31, 2002. A provision for loan losses of $700 was made during the first three quarters of 2003 compared to no provision for loan losses for the year 2002. The decrease in the allowance for loan losses since December 31, 2002 reflects net charged off loans of $908 and the $700 provision. Non-performing assets increased $13 or less than 1% to $3,387 from $3,374 at year-end 2002.

The $700 provision made through three quarters of 2003 was affected by the level of charge offs during 2003, which was due primarily to the charge-off of one commercial loan in the amount of $726. The loss was experienced on a commercial loan to a professional firm that was guaranteed by the principals of the firm and collateralized by accounts receivable and certificates of deposits. The loan became delinquent during the first quarter of 2003, as numerous attempts to contact the borrower were unsuccessful. As a result, the entire amount of the loan, net of the deposits, was charged-off in June of 2003. The level of the allowance is affected by several factors, including the following:

     o Increase in residential mortgage loans of $12 million since December 31, 2002. Residential mortgage loans comprise 50% of the loan portfolio as of September 30, 2003 compared to 43% as of December 31, 2002. Additionally, the net loss associated with residential loans over the past three and three quarter years totaled $22, with $8 in losses through September 30, 2003 and a recovery of $44.

     o Loans collateralized by real estate comprise 92% of the loan portfolio. The Maryland and Washington DC market in which the Company operates continues to experience significant increases in real estate values. This increase in value in real estate has helped to insulate the Company from the need to recognize losses on loans classified as non-performing, and from the effects of a slow economy in the Company's market.

     o Analysis of individually significant loans classified as non-performing indicated the allowance allocated to those loans reflects the losses associated with those loans in the management's judgment.

When determining the provision for loan losses, management assesses the risk inherent in its loan portfolio based on information available at such time relating to the volume and type of lending conducted, the Company's historical loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, any concentrations of credit, the experience and ability of the depth in the lending staff, and trends in the local and national economy. At September 30, 2003 non-performing assets totaled $3.4 million, or 2.1% of total loans, compared to $3.4 million at year-end 2002, or 2.4% of total loans. At September 30, 2003, the Company's allowance for loan losses was $2.9 million compared to $3.1 million at year-end 2002, resulting in a ratio of the allowance to total loans of 1.8% and 2.2%, respectively over these two periods. As a result of the changes in the composition of the portfolio and the collateral underlying nonperforming and potential problem loans, the Company believes that the allowance remains adequate. See also the "Non-Performing Assets" section for additional information related to the Company's problem assets and allowance for loan losses.

NON-INTEREST INCOME

Non-interest income increased $417, or 12%, to $3,942 for the three quarters ended September 30, 2003 compared to $3,525 for September 30, 2002. The increase is attributed primarily to higher gain on sale of securities of $653 for the period ending September 30, 2003 compared to a gain on sale of securities of $432 for the same period last year, a difference of $221.

NON-INTEREST EXPENSE

Non-interest expenses increased only $69, to $12.2 million for the three quarters ended September 30, 2003, due largely to the reduction of $590 in other expenses, which reflects the recovery of $335 in collection expenses associated with a large loan that was previously charged-off and subsequently recovered. Excluding this recovery, non-interest expenses would have increased $404 or 3.3% from the comparable period last year. Increased non-interest expense centered primarily in salary and benefits, increasing $512 or 8% from a year ago. The increases in these personnel costs are due largely to higher salary expenses of $381, increased health insurance expenses of $58, and higher personnel education and development expenses of $43. Salaries expenses increased primarily due to the hiring of several key employees compared to the prior period of a year ago, namely the chief lending officer, operations manager, controller, and a mid level accountant, in addition to normal salary increases. The increase in health insurance cost is a reflection of current market conditions, and the increase in personnel development is the result of improving the overall level of education of our employee base including compliance training.

PROVISION FOR INCOME TAXES

The provision for income taxes through three quarters of 2003 was $224, compared to $422 a year ago. The decline in income tax provision primarily reflects the increased levels of tax-exempt income comprising the Company's earnings. The effective tax rate was 13% and 19% for through three quarters ending September 30, 2003 and 2002 respectively. The decrease in the effective tax rate was also primarily attributed to higher tax-exempt income relative to other sources of income. The tax benefit reflected during the third quarter of 2003 in the amount of $(12,000) is as a result of the level of interest income from obligations of states and political subdivisions that may be exempt from federal and state income taxes as well as the level of interest income from certain US obligations that is exempt from state taxation relative to net income before taxes. This relationship between tax exempt interest income to the net income before taxes resulted in a tax benefit for the third quarter of 2003.

BALANCE SHEET OVERVIEW

Total assets, at $312 million for September 30, 2003 increased $17 million or 5.8% compared to $295 million at December 31, 2002. The change in the composition of the balance sheet primarily reflects an increase of $25 million in loans, the purchase of Bank Owned Life Insurance in the amount of $5.5 million, during the second quarter of 2003 which will produce other income, an increase in interest-bearing deposits in other banks of $4.9 million, and an increase in cash and due from banks of $2.7 million. These increases in assets are offset primarily by a decrease in securities of $20.8 million.

On the liability side of the balance sheet, time and savings deposits increased $12 million, an increase in short-term borrowings of $3 million and demand deposits increased $1.5 million.

Total stockholders' equity was $26.1 million at September 30, 2003, representing a slight decrease of $137 due primarily to the increase in retained earnings of $991 and a decrease of $1,128 in unrealized gain on available-for-sale securities. Preferred stock dividends of $19 were declared during three quarters of 2003, and $534 in common stock dividends.

The Company maintained a total risk-based capital ratio of 15.74% at September 30, 2003, compared to 15.88% at December 31, 2002; a tier 1 risk-based capital ratio of 15.24%, compared to 13.99%; and a leverage ratio of 7.61%, compared to 7.46%. Capital adequacy, as measured by these ratios, was well above regulatory requirements. The decrease in the risked-based ratios is attributed to an increase in risk based assets, reflecting the increase in residential mortgage loans, which have a risk-weight of 50%, and a decrease in investment securities, most of which have a risk weight of 20%. The increase in the leverage ratio is attributed to an increase in retained earnings coupled with minimal assets growth. Management believes the overall level of capital at September 30, 2003 is adequate.

The carrying value of the Company's securities portfolio was $116 million, as of September 30, 2003 a decrease of $21 million from December 31, 2002. The composition reflected a change as U. S. Government Agency securities increased approximately $6 million to $55 million, a decrease in mortgaged-backed securities of $20 million to $33 million, and a decrease in non-taxable securities of $4 million to $27 million. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 1.88 years at September 30, 2003, changing from 2.19 years at December 31, 2002. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. There are no issuers of securities other than governmental securities, whose securities held by the Company, have a book value in excess of 10% of shareholders' equity.

LIQUIDITY
---------

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company's major source of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) is its deposit base. At September 30, 2003, total deposits were $251 million. Core deposits, considered to be stable funding sources and defined as all deposits except certificates of deposit of $100,000 or more, totaled $219 million or 87% of total deposits. Liquidity is also provided through the Company's overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year and the Company's ability to sell some or all of its conforming residential mortgage loans. At September 30, 2003, the Company had $5.5 million in federal funds sold, investments available-for-sale totaled $116 million or 37% of total assets that currently includes an appreciation in the portfolio of $3.9 million. The fair value of investment securities due in one year or less (excluding mortgage-backed securities) was $14 million or 4% of total assets. Additionally, due to the historical low interest rate for mortgages, the Company experienced $13 million in prepayments on mortgage-backed securities during the third quarter of 2003, providing an annualized prepayment speed of less than one year for the remaining portion of these securities. Management does not anticipate that this prepayment speed would continue in the remainder of 2003 or 2004 as interest rates are not expected to decline further.

In addition, the Bank has external sources of funds, which can be used as needed. The Federal Home Loan Bank of Atlanta ("FHLB") is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 8% of the Bank's total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank's continued creditworthiness, compliance with the terms and conditions of the Advance Application and the pledging of sufficient eligible collateral to secure advances. At September 30, 2003 the Company had a $25 million credit limit with the FHLB with advances outstanding of $4 million. The Company had collateral on deposit sufficient to borrow up to the $25 million limit.

                AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

                                             Nine Months Ended           Nine Months Ended                    Year Ended
                                            September 30, 2003           September 30, 2002                December 31, 2002
                                      ---------------------------------------------------------------------------------------------
                                                            Amount                          Amount                          Amount
                                      Average     Average   Paid or   Average    Average   Paid or    Average   Average    Paid or
                                      Balance      Rate     Earned    Balance      Rate     Earned    Balance     Rate      Earned
                                      ---------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
ASSETS
Loans, net (1)                        $144,105     7.85%   $  8,456   $131,438     8.41%   $  8,267   $131,722     8.33%   $ 10,976
Taxable securities (2)                 103,236     4.29%      3,309    107,027     5.51%      4,408    108,166     5.31%      5,741
Non-taxable securities(2)(3)            30,457     7.85%      1,789     27,532     7.90%      1,627     28,144     7.88%      2,217
Federal funds sold                       4,246     1.07%         34     16,580     1.69%        209     14,211     1.65%        235
Interest-bearing deposits held
  with other banks                       1,119     1.67%         14      1,301     3.08%         30      1,303     2.53%         33
                                      --------             -------------------             -------------------             --------
Total interest-earning assets         $283,163     6.42%   $ 13,602    283,878     6.85%   $ 14,541    283,546     6.77%   $ 19,202
Cash and due from banks                  9,925                          11,552                          10,734
Bank premises and
  equipment, net                         3,461                           2,424                           2,430
Other assets                             5,230                           4,327                           4,241
                                      --------                        --------                        --------
Total assets                          $301,779                        $302,181                        $300,951
                                      ========                        ========                        ========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing demand deposits       $26,256     0.43%   $     84   $ 25,982     0.38%   $     73   $ 25,247     0.37%   $     93
Savings deposits                        69,583     1.30%        677     64,740     1.81%        878     65,095     1.77%      1,151
Time deposits                           80,021     1.96%      1,176     71,839     2.80%      1,506     72,963     2.69%      1,962
                                      --------             -------------------             -------------------             --------
Total interest-bearing deposits        175,860     1.47%      1,937    162,561     2.02%      2,457    163,305     1.96%      3,206
Short-term borrowings                   26,128     0.98%        192     38,143                          36,147     1.28%        462
Long-term borrowings                     4,000     4.41%        132      8,626     5.21%        336      7,709     5.88%        453
                                      --------             -------------------             -------------------             --------
Total interest-bearing liabilities     205,988     1.47%   $  2,261    209,330     2.02%   $  3,164    207,161     1.99%   $  4,121
Noninterest-bearing liabilities         68,502                          67,196                          67,749
Other liabilities                          765                           2,042                           1,765
Total liabilities                      275,255                         278,568                         276,675
                                      --------                        --------                        --------
Shareholders' equity                    26,524                          23,614                          24,276
                                      --------                        --------                        --------
Total liabilities and
  shareholders' equity                $301,779                        $302,181                        $300,951
                                      ========                        ========                        ========
NET INTEREST INCOME AND NET
YIELD ON INTEREST-EARNING ASSETS
Net interest income                                         $ 11,341                       $ 11,377                        $ 15,801
                                                            ========                       ========                        ========
Interest rate spread                               4.95%                           4.83%                           4.78%
Net yield on average interest-
  earning assets                                   5.35%                           5.36%                           5.32%
Average interest-earning assets
  to average interest-bearing
  liabilities                                    137.47%                         135.61%                         136.87%


(1) Nonaccruing loans are included in average balances.
(2) Yields on securities available for sale have been computed based upon the historical cost of such securities and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholder's equity.
(3) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $12,994 and $10,733 for September 30, 2003, $13,988 and $10,824 for September 30, 2002 and $18,448 and $14,327 for the year ended 2002.

                        LOAN LOSS AND RECOVERY EXPERIENCE


                                                      ------------------------------------------------------------------
                                                      Nine Months Ended        Nine Months Ended         Year Ended
                                                      September 30, 2003       September 30, 2002     December 31, 2002
                                                      ------------------------------------------------------------------
                                                                           (dollars in thousands)
Total outstanding loans at end of period,
  (excluding net loan fees)                                $162,310                $136,736                $138,576
Average amount of net loans outstanding                     144,105                 131,438                 131,722
Allowance for loan losses
  at beginning of period                                      3,059                   3,283                   3,283
Loans charged off:
  Commercial                                                    893                     259                     320
  Real estate mortgage                                            8                      82                     131
  Installment loans to individuals                              259                     187                     270
                                                      ------------------------------------------------------------------
Total charge-offs                                             1,160                     528                     721
                                                      ------------------------------------------------------------------
Recoveries of loans previously charged-off:
  Commercial                                                     88                     227                     266
  Real estate mortgage                                           44                     110                     123
  Installment loans to individuals                              120                      59                     108
                                                      ------------------------------------------------------------------
Total recoveries                                                252                     396                     497
                                                      ------------------------------------------------------------------
Net charge-offs                                                 908                     132                     224
Additions to allowance charged to
  operations                                                    700                      --                      --
Allowance for loan losses at end of period
Ratio of net charge-offs during period                        2,851                   3,151                   3,059
  to average outstanding loans during period                   0.63%                   0.10%                   0.17%
Ratio of allowance for possible loan
  losses at period to total loans                              1.76%                   2.30%                   2.21%



The following table sets for the allocation of the allowance for loan losses as of the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                     September 30,          September 30,          December 31,
                         2003      Percent       2002     Percent      2002      Percent
                     ------------- -------  ------------  -------  ------------  -------
                                               (dollars in thousands)
Commercial               $1,949      46.11%     $2,045     52.79%     $1,685     49.37%
Real estate mortgage        635      49.53%        648     42.18%        589     45.79%
Consumer                    266       4.36%        279      5.03%        306      4.84%
Unallocated                   1         --         179        --         479        --
                         -------------------------------------------------------------------
Total                    $2,851     100.00%     $3,151    100.00%     $3,059    100.00%
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

                              NON-PERFORMING ASSETS

                                                ---------------------------------------------------
                                                September 30,      September 30,       December 31,
                                                    2003               2002                2002
                                                ---------------------------------------------------
                                                              (dollars in thousands)
Non-accrual loans(1)                              $  1,710           $  1,653            $  1,712
Loans past due 90 days or more
  and still accruing                                 1,640                857               1,662
Foreclosed properties                                   37                 --                  --
                                                ---------------------------------------------------
Total                                             $  3,387           $  2,510            $  3,374
                                                ===================================================
Non-performing assets to gross loans
  and foreclosed properties at period end             2.08%              1.83%               2.43%
Non-performing loans to total loans                   2.06%              1.83%               2.43%
Non-performing assets to total
  assets at period end                                1.09%              0.83%               1.14%



         1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the three quarters ended September 30, 2003 and the year ended December 31, 2002 for non-accrual loans had the loans been current in accordance with their original terms was $109 and $103, respectively.

Non-performing assets at September 30, 2003 were $3,387, an increase of $13 or less than 1% from year-end 2002. Non-accrual loans totaled $1,710 at September 30, 2003. None of the non-accrual loans exceeded $400 at September 30, 2003. Non-accrual loans at September 30, 2003 consisted of $727 in commercial real estate, $880 in residential mortgages and $103 in consumer loans. This represents a decrease of $2 from year-end 2002. As of September 30, 2003, loans past due 90 days or more and still accruing totaled $1,640, with none exceeding

$201. Such loans consisted of $1,272 in residential real estate loans, $594 in commercial and commercial real estate loans, and $69 in consumer loans. This represents a decrease of $22, or 1% from December 31, 2002. At September 30, 2003, total non-performing assets in the amount of $3,637 represented 13% of total capital compared to 13% at year-end 2002.

At September 30, 2003, there were $11,255 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. This represents an increase of $6,491 or 136% from year-end 2002. Included in the total are twenty-four loans, totaling $10,915, fully collateralized by real estate, one at $2.4 million, one at $1.7 million and two at $1 million, representing 55% of the total. The remaining $340 consists of two commercial loans totaling $305, one at $284 and one at $21, secured primarily by accounts receivable and various business equipment, and one consumer loan totaling $35. Combined, non-performing assets and potential problem loans of $14,892 represented 57% of total capital, compared to $8,401 or 32% at year-end 2002, reflecting an increase of $6,491 or 77%.

ITEM. 3  CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                 IBW FINANCIAL CORPORATION

Date:  November 14, 2003         By:  /s/  B. Doyle Mitchell, Jr.
                                      ----------------------------------------
                                      B. Doyle Mitchell, Jr.,
                                      President



Date:  November 14, 2003         By:  /s/ Thomas A. Wilson, Jr.
                                      ---------------------------------------
                                      Thomas A. Wilson, Jr.,
                                      Senior Vice President, Chief Financial
                                      and Accounting Officer