Form 10KSB
period 2003-12-31
IBW FINANCIAL CORP
filed 2004-03-30
CIK 1013274

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange
             Act of 1934

         For the fiscal year ended December 31, 2003.

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


                  4812 Georgia Avenue, NW, Washington, DC 20021
         (Address of Principal Executive Offices)          (Zip Code)

Issuer's Telephone Number:  (202) 722-2000


Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, par value $1.00 per share

Check whether the Issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 2003 were approximately $22,466,000.

The aggregate market value of the outstanding Common Stock held by non-affiliates as of March 5, 2004 was approximately $4,359,017 (based on the most recent trade known to the Company). See "Market for Common Stock and Dividends").

As of March 5, 2004, the number of outstanding shares of the Common Stock, $1.00 par value, of IBW Financial Corporation was 668,360.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in part III hereof.

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         IBW Financial Corporation, a District of Columbia corporation (the "Company"), was organized in December 1994 in connection with the reorganization of Industrial Bank of Washington ("IBW"), a District of Columbia chartered commercial bank, to act as the one bank holding company for IBW following the reorganization. On July 1, 1995, the reorganization of IBW was consummated, and IBW was converted from a District of Columbia chartered bank to a national banking association, under the name Industrial Bank, National Association (IBW and Industrial Bank, National Association, generally referred to collectively as the "Bank"). The main office of the Bank was relocated from the District of Columbia to Oxon Hill, Maryland, and the Company became the holding company for the Bank.

         The Bank, all of the shares of which are owned by the Company, is the sole subsidiary of the Company.

         The Bank was organized in August 1934 as a District of Columbia chartered commercial bank by a group of African-American businessmen and educators for the purpose of providing quality financial services, with an emphasis on home mortgages and automobile financing, to the underserved minority population of the District of Columbia. Over the past seventy years, the Bank has grown from one office in the District of Columbia and $250,000 in assets to six offices in the District of Columbia, three offices in Prince George's County, Maryland, one office in Charles County, Maryland, and approximately $303 million in total assets and $26 million of shareholders' equity at December 31, 2003. During the first quarter of 2004, the Bank closed two underperforming offices located in Wal-mart stores. The Bank is among the largest African-American commercial banks in the nation, and the largest African-American owned commercial bank based in the Washington D.C. metropolitan area. The customer based served by the Bank is predominately African-American.

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

         The Bank also provides a full range of deposit services to its customers, including personal checking, low activity student checking, interest bearing NOW accounts, golden age checking accounts for seniors, statement savings accounts, money market accounts, student accounts, investment certificates, IRA's and Christmas club accounts. Other deposit services include 24 hour banking through use of automated teller machines at ten convenient locations. As a part of the Star, Plus/Visa networks, accountholders can access ATM's across the United States at any time. Also the

Bank provides a convenient bank by mail service, direct deposit/electronic fund transfers, cash management services, safe deposit boxes, night depository, tax deposits, wire transfers and telebanc systems.

         Lending Activities - The Bank offers a wide array of lending services to its customers, including commercial loans, commercial real estate loans, lines of credit, equipment financing, construction loans, letters of credit, residential mortgages, personal loans, auto loans and home equity loans and lines of credit. Loan terms, including interest rates, loan-to-value ratios, and maturities, are tailored as much as possible to meet the needs of the borrower within prudent lending guidelines in terms of interest rate risk and credit risk.

         When considering loan requests, the primary factors taken into consideration are the purpose, the cash flow and financial condition of the borrower, primary and secondary repayment sources, the value of the underlying collateral, if applicable, and the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit history, trade references and visits to the borrower's place of business.

         Commercial loans are generally considered to have a higher degree of risk of default or loss than other types of loans, such as residential real estate loans, because repayment may be affected by general economic conditions, interest rates, the quality of management of the business, and other factors which may cause a borrower to be unable to repay its obligations. General economic conditions can directly or indirectly affect the quality of small and mid-sized business loans. The Bank manages the loan portfolio to avoid high concentrations of similar industry loan types and/or property types in relation to total capital.

         The lending activities in which we engage carry the risk that borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve Board and general economic conditions, nationally and in our primary market area will have a significant impact on our results of operations. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations in a timely manner, resulting in decreased earnings or losses to the Bank. To the extent that loans are secured by real estate, adverse conditions in the real estate market may reduce the ability of the borrower to generate the necessary cash flow for repayment of the loan and reduce our ability to collect the full amount of the loan upon a default. These same external factors could also negatively impact collateral values. To the extent that the Bank makes fixed rate loans, general increases in interest rates will tend to reduce our spread as the interest rates we must pay for deposits increase. Interest rates may also adversely affect the value of property pledged as security for loans.

         We constantly strive to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of an economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include carefully enforcing loan policies and procedures, evaluating each borrower's industry and business plan during the underwriting process, identifying and monitoring primary and alternative sources for repayment, obtaining collateral that is margined to minimize loss in the event of liquidation, ongoing tests of borrower credit worthiness and cash flow, ongoing collateral evaluations and site inspections and monitoring of economic and market trends

         At December 31, 2003, the Bank's statutory lending limit to any single borrower was $3,897 subject to certain exceptions provided under applicable law. As of December 31, 2003, the Bank's credit exposure to its largest borrower did not exceed $3,463.

         Commercial Loans: Commercial loans are written for any legitimate business purpose including the financing of plant and equipment, interim working capital pending collection of accounts receivable, permanent working capital for growth and the acquisition and construction of real estate projects. The Bank's commercial loan portfolio reflects a diverse group of borrowers with no significant concentration in any borrower, or group of borrowers. Personal guarantees by principals of borrowing entities is a standard requirement and loans are typically priced to float at a factor at or above the prime lending rate.

         Commercial real estate loans generally represent borrower occupied transactions with a principal reliance on the borrowing businesses' ability to repay or investor transactions focused on tenant quality, occupancy and expense controls, as well as prudent guidelines for assessing real estate values. Risks inherent in managing a commercial real estate portfolio relate to either sudden or gradual drops in property values as a result of a general or local economic downturn. A decline in real estate values can cause loan to value margins to increase and diminish the Bank's equity cushion on both an individual and portfolio basis. The Bank attempts to mitigate commercial real estate lending risks by carefully underwriting each loan of this type to address the perceived risks in the individual transaction. Generally, the Bank requires a loan-to-value ratio of 80% of the lesser of cost or appraisal for owner occupied transactions and 75% for investor transactions. A borrower's ability to repay is carefully analyzed. An approved list of commercial real estate appraisers selected on the basis of a reputation for quality and accuracy has been established. Each appraisal is scrutinized in an effort to insure compliance with established appraisal guidelines and conformity with current comparable market values. The Bank generally requires personal guarantees on all loans to closely-held entities as a matter of policy. Borrowers are required to provide, at a minimum, annual corporate, partnership and personal financial statements to comply with Bank policy. Interest rate risk to the Bank is mitigated by using either floating interest rates or by fixing rates for an intermediate period of time, generally less than five years. While loan amortizations may be approved for up to 360 months, loans generally have a call provision (maturity date) of 10 years or less.

         Commercial term loans are used to provide funds for equipment and general corporate needs. This loan category is designed to support borrowers who have a proven ability to service debt over a term generally not to exceed 84 months. The Bank typically requires a first lien position on the collateral financed and other business assets and guarantees from owners having at least a 20% interest in the business. Interest rates on commercial term loans generally float or are fixed for a term not to exceed five years. Management carefully monitors industry and collateral concentrations to avoid loan exposures to a large group of similar industries and/or similar collateral. Commercial loans are evaluated for historical and projected cash flow, balance sheet strength and primary and secondary repayment sources. Commercial term loan documents include certain financial and performance covenants and require borrowers to forward regular financial information on both the business and on personal guarantors at least annually. In certain cases, this information is required more frequently, depending on the degree to which lenders desire information to monitor a borrower's financial condition and compliance with loan covenants. Key person life insurance is required as appropriate and as necessary to mitigate the risk associated with the loss of a primary owner or manager.

         Commercial lines of credit are used to finance a business borrower's short-term or seasonal credit needs and advances are often based on a percentage of eligible receivables and inventory. In addition to the risks inherent in term loan facilities, line of credit borrowers typically require additional monitoring to protect the lender against diminishing collateral values. Commercial lines of credit are generally revolving in nature and payable on demand. The Bank generally requires at least an annual rest period (for seasonal borrowers) and regular financial information (monthly or quarterly financial statements, monthly accounts receivable agings, borrowing base certificates, etc.) for borrowers with rapid growth and permanent working capital financing needs. Advances against collateral are generally margined, limiting advances on eligible receivables to 75-80% of current accounts. Lines of credit and term loans to the same borrowers are generally cross-defaulted and cross-collateralized. Industry and collateral concentration disciplines are the same as those used in managing the commercial term loan portfolio. Interest rate charges on this group of loans generally float at a factor at or above the prime lending rate. Generally, personal guarantees are also required on these loans.

         Consumer Loans. Loans are considered for any worthwhile personal purpose on a case-by-case basis, such as financing of tuition, household expenditures, home and automobile financing. Consumer credit facilities are underwritten to focus on the borrower's credit record, length and stability of employment, income to service debt and quality of collateral. Residential real estate loans held in portfolio are limited to advances of 90% of loan to appraised value. Maximum debt to income ratio established by loan policy is 40% and maximum unsecured revolving debt will not exceed 10% of net worth. Installment loan terms range out to 72 months and are priced at fixed interest rate. Home equity loans amortize over 5-15 years and are fixed rate while home equity lines are revolving with 10-year maturities and have floating rates tied to the prime rate.

         Loan Administration. As part of its internal loan administration process, the Bank's Directors Loan Committee, comprised of directors, reviews all loans 30-days delinquent, loans on the watch list, loans rated special mention, substandard, or doubtful and other loans of concern at least quarterly. The Committee also reviews new loan production, credit concentrations, loan loss reserves, declined loans, documentation exceptions, loan policy exceptions, new products and pricing. The Committee commissions periodic documentation and internal control reviews by outside vendors to complement internal audit and credit administration oversight.

         Investment Activities. The investment policy of the Bank is an integral part of its overall asset/liability management program. The investment policy is to establish a portfolio which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations while at the same time achieving a satisfactory return on the funds invested. The Bank seeks to maximize earnings from its investment portfolio consistent with the safety and liquidity of those investment assets.

         The securities in which the Bank may invest are subject to regulation and are limited to securities which are considered investment grade securities. In addition, the Bank's internal investment policy restricts investments to the following categories: U.S. Treasury securities; obligations of U.S. government agencies; mortgage-backed securities or collateralized mortgage securities issued by Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation; and Government National Mortgage Association, or securities of states and political subdivisions. The Bank has sought to maximize returns on the investment portfolio thorough investment in non-taxable securities

FORMAL AGREEMENT

         On April 21, 2003, Industrial Bank, N.A., the Company's subsidiary bank, entered into a new Formal Agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "OCC"). The Agreement was amended on March 22, 2004.

         As amended, the Agreement is focused largely on adoption and implementation of programs and internal controls to ensure compliance with the Bank Secrecy Act, with the requirement to file Suspicious Activity Reports, and with consumer laws and regulations, and with the development and implementation of information technology and internet banking security policies and procedures, including procedures and policies related to security of Bank and customer information. It also requires additional planning and procedures with respect to disaster recovery procedures and the retention, monitoring and oversight of third party vendors. It also requires the Board to take all necessary steps to ensure that Bank management corrects each violation of law, rule or regulation cited in the current Report of Examination prepared by the OCC and in any subsequent report of examination. It requires the Bank to adopt, implement and ensure adherence to a performance management program designed to ensure accountability through a review process to demonstrate that the Board is discharging its responsibility to properly supervise management.

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

         There can be no assurance that its regulators will deem the Bank to be compliant under the Agreement, or that they will not require additional compliance efforts. While the Bank believes that it has made significant progress in addressing many of the requirements of the Agreement, and is continuing its compliance efforts, it is not currently in full compliance with the Agreement. Failure to comply with the provisions of the Formal Agreement could subject the Bank and its directors to additional enforcement actions, including but not limited to a cease and desist order, a safety and soundness order or civil money penalties.

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

EMPLOYEES

         As of December 31, 2003, the Bank had 160 full time equivalent employees. None of the Bank's employees are represented by any collective bargaining group, and the Bank believes that its employee relations are good. The Bank provides a benefit program which includes health and dental insurance, life and long term disability insurance and an employee stock ownership plan for substantially all full time employees. Annual contributions to the employee stock ownership plan are determined by the Board, and amounted to $100,000 in 2003, $138,000 in 2002 and $169,000 in 2001. The Company does not have any employees who are not also employees of the Bank.

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

         Effective on March 11, 2002, the Gramm Leach-Bliley Act of 1999 (the "GLB Act") allows a bank holding company or other company to certify status as a financial holding company, which allows such company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve Board to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. The GLB Act allows a wider array of companies to own banks, which could result in companies with resources substantially in excess of the Company's entering into competition with the Company and the Bank.

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

         At December 31, 2003, the Bank was in compliance with all minimum federal regulatory capital requirements which are generally applicable to national banks, as well as the capital requirements of the interim capital assistance. As of such date, the Bank had a Tier 1 Risk Based Capital Ratio and a Total Risk Based Capital Ratio equal to approximately 14.29% and 15.55% respectively, and a Leverage Capital Ratio equal to approximately 7.55%.

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

         At December 31, 2003, the Bank's capital levels were sufficient to be classified as "well capitalized" for purposes of Section 38 of the FDIA. However, as a result of the Formal Agreement, the Bank is considered to be "adequately capitalized".

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

ITEM 2.  DESCRIPTION OF PROPERTIES.

         The Bank currently operates eight offices, six in the District of Columbia, and two in Prince George's County, Maryland. The Bank owns its office located at 4812 Georgia Avenue, NW and its branch offices located at 2002 11th Street, NW and 45th and Blaine Streets, NE. The Georgia Avenue office, which is also the principal executive office of the Company, consists of a 6,000 square foot stand alone building with drive-in facilities, and a separate 2,000 square foot building housing the Bank's operations center next door. The 11th Street office is housed in a 4,000 square foot building, and an adjacent 2,000 square foot building houses the loan operations center. The Blaine Street office occupies an approximately 2,000 square foot stand alone building, with drive-in facilities, near the Benning Road Metro Station. The Bank leases the remainder of its offices. The 14th and U Streets office is located in a 1,922 square foot storefront, under a lease expiring in 2010, at a current rent of $40,792 per year. The Bank's F Street office is located in a 1,273 square foot storefront under a lease expiring at the end of 2005 at a current annual rent of $80,313, subject to annual increases. The Forestville, Maryland office is located in a 2,696 square foot storefront with drive-in facilities, and is occupied under a lease expiring in June 2004 at a current annual rental of $26,152. The Oxon Hill office is a 10,531 square foot, two story building with drive in facilities, having a new lease beginning January 2003, for a two year period and a two year renewal option. The annual rent is $92,270 with a 3% increase at the two year renewal period. The Company is responsible for all operating and maintenance expenses on the Oxon Hill property. The Brookland/Woodridge office, which opened in 1997, is located in 2610 Rhode Island Avenue, NE and occupied under a lease expiring in August 2004, at a current annual rental of $22,896, subject to annual increases.

         During the fourth quarter of 2003, management decided to close the two in-store Wal-Mart branches in the first quarter 2004. Lease and other expenses associated with these two locations have been accelerated to the closing dates.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON STOCK AND DIVIDENDS

         There does not currently exist an organized public trading market for shares of the Company's Common Stock. Trading in the Company's Common Stock has been sporadic, and consists of private trades conducted without brokers. The Company is aware of approximately 6 trades of the Common Stock since January 1, 2001. The last trade known to the Company was a trade of 1,301 shares at a price believed to be in the range of $12.00 or $13.00 per share in October 2003. The company understands that two other blocks of a similar size were purchased at the same time at a similar price. The company was not involved in the transactions and has only limited range information about the transactions. The company knows of a trade of 500 shares at $14.00 in August 2003. The Company does not have information as to the price at which the other two trades occurred. There may be other trades of which the Company is either not aware, or with respect to which the Company is not aware of the price. These trades and transactions do not necessarily reflect the intrinsic or market values of the Common Stock. As of December 31, 2003, there were 668,360 shares of Common Stock outstanding, held of record by approximately 527 shareholders.

         The Company has proposed for the approval of shareholders at the 2004 annual meeting, a one for 101 reverse split of the common stock, which would result in holders of 100 or fewer shares receiving cash in exchange for their shares, at a rate of $36.50 per pre-split share. The reverse split would be followed by a 101 for one forward split. As a result of the reverse/forward split, it is expected that approximately 281 shareholders of record would be cashed out, approximately 13,000 shares would be redeemed, and the Company would be able to cease reporting under the Securities Act of 1934.

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

         Regulations of the OCC place a limit on the amount of dividends the Bank may pay to the Company without prior approval. Prior approval of the OCC is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. As of December 31, 2003 the Bank would not need prior approval from OCC unless a declaration of dividends exceeded $6,553,000. Under District of Columbia law, the Company may generally pay cash dividends at any time when it is not insolvent and where its net assets exceed its stated capital (the par value of all outstanding shares), and where payment of the dividend will not cause the Company to become insolvent or to have its stated capital exceed its net assets. The

Federal Reserve and the OCC also have authority to prohibit a bank from paying dividends if the Federal Reserve or the OCC deems such payment to be an unsafe or unsound practice.

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

         Set forth below is certain financial information relating to the Company's dividend history for the past five fiscal years.

                                             Year Ended December 31,
                                      -----------------------------------
                                      2003    2002   2001     2000   1999
                                      ----    ----   ----     ----   ----
Net income per common share          $3.01   $3.03   $4.18   $3.20   $2.50
Dividends paid per common share      $0.80   $0.70   $0.70   $0.60   $0.15

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

         The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheet as of December 31, 2003.
Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Credit Risk Management section of this financial review.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Note 1 to the consolidated financial statements discusses new accounting policies adopted by the Company during 2003 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the Company's financial condition, results or operations, or liquidity, the impacts are discussed in the applicable section(s) of this financial review and notes to the consolidated financial statements.

RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)

Years Ended December 31, 2003 and 2002

         Overview - Net income was $2,037 for 2003 compared with $2,047 in 2002, a decrease of $10 or less than 1% from a year ago. Earnings per common share was $3.01 in 2003 compared with $3.03 in 2002. The decrease in net income was primarily attributable to an increase in the provision for loan losses of $735, an increase in non-interest expenses of $153 offset by an increase of $718 in non-interest income, an increase in net interest income of $13, and a decrease in taxes of $157. Return on average assets was .67% for 2003, down from .68% for 2002. Return on average equity was 7.70% for 2003, compared with 8.43% for 2002.

TABLE 1. FINANCIAL OVERVIEW

         The following table summarizes net income divided by average assets and average shareholders' equity, dividend pay-out ratio (dividends declared per common share divided by net income per common share) and shareholders' equity to assets ratio (average shareholders' equity divided by average total assets) for each of the years listed below.

                                                       2003     2002      2001
                                                       -----------------------
Return on average assets                                 .67%     .68%     .99%
Return on average equity                                7.70%    8.43%   13.27%
Dividend pay-out ratio                                 26.57%   23.10%   16.73%
Average shareholders' equity to average assets          8.72%    8.07%    7.49%
Net income per common share                            $3.01    $3.03    $4.18


         Net Interest Income- Net interest income is the principal source of earnings for the Company. It is affected by a number of factors including the level, pricing and maturity of interest-earning assets and interest-bearing liabilities, interest rate fluctuations, and asset quality. Information concerning the Company's interest-earning assets, interest-bearing liabilities, net interest income, and interest rate spreads, and net yield on interest-earning assets is presented in Table 2. Changes in the Company's interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities are presented in Table 3.

TABLE 2. AVERAGE BALANCE AND NET INTEREST INCOME ANALYSIS (1)


                                                         Year Ended December 31,
                                   -------------------------------------------------------------------
                                                 2003                              2002
                                   -------------------------------------------------------------------
                                      Average    Average    Amount      Average   Average    Amount
                                      Balance     Rate     Paid or      Balance     Rate    Paid or
                                                            Earned                           Earned
ASSETS                                                    (dollars in thousands)

Loans, net                            $148,704    7.73%      $11,489    $131,722     8.33%    $10,976
Taxable securities                     100,046    4.12%        4,126     108,166     5.31%      5,741
Non-taxable securities (2)              29,088    7.86%        2,285      28,144     7.88%      2,217
Federal funds sold                       4,855    1.03%           50      14,211     1.65%        235
Interest-bearing deposits held           1,238    2.26%           28       1,303     2.53%         33
                                      --------                ------    --------              -------
Total interest-earning assets          283,931    6.33%      $17,978    $283,546     6.77%    $19,202
Cash and due from banks                 10,067                            10,734
Bank premises and                        3,462                             2,430
    equipment, net
Other assets                             5,624                             4,241
                                      --------                          --------
Total assets                          $303,084                          $300,951
                                      ========                          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing demand deposits      $ 25,917    0.50%      $   129    $ 25,247     0.44%    $   112
Savings deposits                        92,630    1.20%        1,114      81,378     1.43%      1,165
Time deposits                           57,560    2.06%        1,186      56,680     3.40%      1,929
                                      --------    ----       -------    --------              -------
Total interest-bearing deposits        176,107    1.38%        2,429     163,305     1.96%      3,206
Short-term borrowings                   27,130    0.93%          251      36,147     1.28%        462
Long-term borrowings                     4,000    4.53%          181       7,709     5.86%        453
                                      --------               -------    --------              -------
Total interest-bearing liabilities     207,237    1.38%        2,861     207,161     1.99%      4,121
Noninterest-bearing liabilities         68,672                            67,749
Other liabilities                          733                             1,765
Shareholders' equity                    26,442                            24,276
                                      --------                          --------
Total liabilities and
  shareholders' equity                $303,084                          $300,951
                                      ========                          ========

NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING ASSETS

Net interest income                                          $15,117                          $15,081
                                                             =======                          =======
Interest rate spread                              4.95%                              4.78%
Net yield on average interest-
earning assets                                    5.32%                              5.32%
Average interest-earning assets
to average interest-bearing
liabilities                                     137.01%                            136.87%


                                         Year Ended December 31,
                                   ----------------------------------
                                                 2001
                                   ----------------------------------
                                      Average    Average      Amount
                                      Balance      Rate      Paid or
                                                              Earned
ASSETS                                   (dollars in thousands)

Loans, net                           $128,631      8.92%     $11,474
Taxable securities                    107,007      6.29%       6,728
Non-taxable securities (2)             19,245      8.06%       1,552
Federal funds sold                      9,506      3.59%         341
Interest-bearing deposits held            969      4.02%          39
                                     --------                -------
Total interest-earning assets         265,358      7.59%     $20,134
Cash and due from banks                11,537
Bank premises and                       2,184
    equipment, net
Other assets                            4,935
Total assets                         $284,014
                                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Interest-bearing demand deposits     $ 25,012      0.62%     $   154
Savings deposits                       68,747      2.42%       1,666
Time deposits                          51,438      4.21%       2,163
                                     --------                -------
Total interest-bearing deposits       145,197      2.74%       3,983
Short-term borrowings                  48,155      3.04%       1,462
Long-term borrowings                    1,902      5.05%          96
                                     --------                -------
Total interest-bearing liabilities    195,254      2.84%       5,541
Noninterest-bearing liabilities        65,645
Other liabilities                       1,848
Shareholders' equity                   21,267
                                     --------
Total liabilities and
  shareholders' equity               $284,014
                                     ========

NET INTEREST INCOME AND NET
  YIELD ON INTEREST-EARNING ASSETS

Net interest income                                          $14,593
                                                             =======
Interest rate spread                               4.75%
Net yield on average interest-
earning assets                                     5.50%
Average interest-earning assets
to average interest-bearing
interest-bearing liabilities                     135.90%


(1) Yields on securities available for sale have been computed based upon the historical cost of such securities and do not give effect to changes in fair value of such securities, which are reflected as a component of stockholder's equity. Non-accruing loans are included in average balances.
(2) Yields on non-taxable securities are presented on a tax-equivalent basis (reduced by the nondeductible portion of interest expense) using a 34% tax rate where applicable. Interest income and net interest income reported in the Company's consolidated statements of income were $17,201 and $14,340 for 2003, $18,448 and $14,327 for 2002, and $19,606 and $14,065 for 2001.

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

                                                YEAR ENDED DECEMBER 31,                YEAR ENDED DECEMBER 31,
                                             ------------------------------         ------------------------------
                                                     2003 VS. 2002                           2002 VS 2001
                                              INCREASE (DECREASE) DUE TO             INCREASE (DECREASE) DUE TO
                                             ------------------------------         ------------------------------
(dollars in thousands)                       Volume       Rate       Total          Volume       Rate       Total

Loans                                        $1,415    $  (902)     $   513         $  276     $  (774)    $  (498)
Taxable securities                             (431)    (1,184)      (1,615)            73      (1,060)       (987)
Non-taxable securities                           74         (6)          68            718         (53)        665
Federal funds sold                             (155)       (30)        (185)           169        (275)       (106)
Interest-bearing deposits held                   (2)        (3)          (5)            13         (19)         (6)
                                             ------    -------      -------            ---     -------     -------
Total interest-earning assets                   901     (2,125)      (1,224)         1,249      (2,181)       (932)

Deposits
Interest-bearing demand deposits                  3         14           17              1         (43)        (42)
Savings deposits                                161       (212)         (51)           306        (807)       (501)
Time deposits                                    30       (773)        (743)           220        (454)       (234)
                                               ----    -------      -------           ----     -------     -------
Total interest-bearing deposits                 194       (971)        (777)           527      (1,304)       (777)
Short-term borrowings                           (89)      (122)        (211)          (365)       (635)     (1,000)
Long-term borrowings                           (218)       (54)        (272)           293          64         357
                                             ------    -------      -------          -----     -------     -------
Total interest-bearing liabilities             (113)      (978)      (1,260)           455      (1,875)     (1,420)
                                             ------    -------      -------          -----     -------     -------
Net interest income                          $1,014    $(1,147)     $    36         $  794     $  (306)    $   488
                                             ======    ========     =======         ======     =======     =======


On a tax-equivalent basis, net interest income for 2003 increased $36 or less than 1% over 2002. Average interest-earning assets only increased by $385 or less than 1%, but resulting primarily due to an increase in loans of $16,982 or 13%, and an increase in non-taxable securities of $944 or 3%, offset primarily by decreases in federal funds sold of $9,356 or 66%, and taxable securities of $8,120 or 7%. Average interest-bearing liabilities remained relatively constant during 2003 at $207 million, with a shift resulting in an increased in interest bearing deposits of $12,802 or 8% and a decrease in borrowings of $12,726 or 29%.

         The net interest rate spread increased 17 basis points, from 4.78% in 2002 to 4.95% in 2003. The increase is a result of a 44 basis point decrease in the average yield on interest-earning assets versus a 61 basis points decrease in rates paid on average interest bearing liabilities. The yield on loans in 2003 decreased 60 basis points from 2002 due to the continued impact of the declining interest rate environment which resulted in historical low residential mortgage rates. The decline in yields reflects the general declines in market rates.

         Interest income from taxable securities decreased $1,615 or 28% to $4,126 for the year ended December 31, 2003 compared to $5,741 for 2002. This decrease in interest income on taxable securities is attributed primarily with the historical low interest environment over the past year, coupled with the accelerated increase in the amortization of premiums on mortgage-backed securities resulting from faster pay-downs. In 2003, the principal paydowns on mortgage-backed securities totaled $39,226 compared to $19,751 in 2002. As a result of this low interest environment, the average yield on taxable securities decreased 119 basis points to 4.12% for 2003 compared to 5.31% for 2002.

         Provision for Loan Losses-The Company maintains an allowance for loan losses to absorb losses on existing loans that may become uncollectible. A provision for loan losses of $735 was recorded in 2003 compared to no provision in 2002. The increase in the provision for loan losses was primarily attributed to one commercial loan in the amount of $726 that was charged off in 2003. Management believes that the allowance for loan losses is adequate to absorb potential losses inherent in the loan portfolio. As losses on loans are not statistically predictable and are dependent upon economic conditions in the Bank's marketplace, future provisions or reversals for loan losses may decrease or increase from the levels deemed appropriate as of December 31, 2003. There can be no assurance, however, that future provisions for loan losses will not be required.

         Non-interest Income- Non-interest income increased $718 or 16% to $5,265 for 2003 from $4,547 for 2002. The primary component of non-interest income is service charges on deposit and checking accounts, and gains or losses on sale of securities and loans. The increase in non-interest income was primarily a result of an increase in gains on securities of $395 or 77%, an increase in service charges of $224 or 8% and an increase in other income of $109 or 103%. The declining interest rate environment in 2003 and 2002 allowed management to take advantage of investment strategies that were instituted over the past several years and realize market gains on securities held in the investment portfolio. The increase in service charges on deposits was a result of a new service charge structure that was implemented in January 2003. Other operating income increase was due primarily to the acquisition of Bank Owned Life Insurance (BOLI). BOLI is a whole life insurance policy on certain officers of the Bank with the Bank as beneficiary in the event of death of the officer. Income is recognized as the appreciation in underlying cash surrender value and is not taxable under current tax regulations. If the policy is redeemed for its cash value the appreciation in value becomes taxable. BOLI is carried as an asset on the books of the Bank under the category "Other assets". The Company acquired $5.4 million in BOLI in June of 2003 and recognized $173 in non-interest income in 2003.

         Non-interest Expense- Non-interest expense for 2003 was $16,655, an increase of $153 or 1% over 2002. The composition of the increase consists of a $366 or 4% increase in salary and employee benefits, an increase of $222 or 18% in furniture and equipment expenses, an increase of $62 or 7% in occupancy expenses, and an increase of $9 in advertising expenses, offset by a decrease in other expenses of $423 or 10% and a decrease in data processing expenses of $83 or 10%.

         The increase in salaries was due primarily to increased personnel cost associated with the hiring of several key personnel in 2002 and their respective full year cost in 2003, coupled with normal salary increases.

         The increase in furniture and equipment expense was due primarily to increased costs associated with computer equipment and data processing equipment including depreciation. During the later part of 2002, the Company installed a new state-of-the-art reader sorter equipment which alone accounted for an increase in depreciation expense of $100.

         Provision for Income Taxes- The provision for income taxes for 2003 was $178, compared to $325 for 2002, reflecting a decrease of $147 or 45% due primarily to higher tax-exempt income relative to taxable income. The effective tax rate was 8.0% for 2003, compared to 13.7% for 2002. The percentage of tax exempt income to total interest income has increased each of the past three years while net income has declined. Additionally, federally tax exempt income as a percentage of net income before taxes was approximately 69% and 62% for the years ended December 31, 2003 and 2002, respectively. The Bank also invests in certain obligations that are exempt from state income taxes which has effectively eliminated state tax expense in 2003. As a result of the levels of tax exempt interest income, the Company is subject to the Alternative Minimum Tax ("AMT") for federal tax purposes. Any AMT taxes paid will result in a credit that is available to reduce future federal tax liabilities once the Company is not subject to AMT.

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

         Table 4 presents an analysis of the Company's interest-sensitivity gap position at December 31, 2003. Asset prepayments and liability decay rates are estimated based on the Company's experience. Non-maturity deposits such as savings, NOW accounts and money markets do not have a stipulated maturity. Of these deposits, 15% are prorated over the one year period while the remaining balance is placed in the one to five year period. Time deposits are allocated according to their contractual maturities. As summarized in Table 4, the Company's one-year cumulative gap ratio is 91%, with a cumulative negative (liability) gap of $8 million, representing 3% of assets. This position reflects a liability-sensitive position where more liabilities than assets re-price during the one-year period.

         Generally, a liability-sensitive position would result in an adverse impact on net income during a period of rising interest rates, and a positive impact on net interest income in a period of declining interest rates.

         Gap analysis has limitations because it cannot measure the effect of interest rate movements and competitive pressures on the repricing and maturity characteristics of interest-earning assets and liabilities indicated as repricing within a stated period which may in fact reprice at different times at different volumes. Further, in the event of change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating Table 4.

TABLE 4. RATE SENSITIVITY ANALYSIS

                                                                  4 TO 12      WITHIN 12                     OVER
(dollars in thousands)                             0-90 DAYS      MONTHS         MONTHS      1-5 YEARS      5 YEARS      TOTALS

 Loans (1) (2)                                     $  12,618     $  13,753     $  26,371     $  71,250     $  69,202    $ 166,823
 Investment Securities (3)(4)                         30,843        19,325        50,168        37,759        26,829      114,756
 Federal funds Sold                                       --            --            --            --            --           --
 Interest Bearing Bank Balances:                         183           154           337         1,000            --        1,337
                                                   ---------     ---------     ---------     ---------     ---------    ---------
 TOTAL EARNING ASSETS                              $  43,644     $  33,232     $  76,876     $ 110,009     $  96,031    $ 282,916
                                                   =========     =========     =========     =========     =========    =========
Percent of total earnings assets                       15.43%        11.75%        27.17%        38.88%        33.94%      100.00%

Interest-bearing liabilities
Time COD's of $100M or more                        $   4,699     $   8,470     $  13,169     $  15,133     $      --    $  28,302
 Savings,Now, MMDA'S and
    other time deposit (3)                             4,375        13,124        17,499        99,158            --      116,657
 Time COD'S less than $100M                            9,360        16,555        25,915         4,807            --       30,722
 Borrowed funds                                       28,313            --        28,313         4,000            --       32,313
                                                   ---------     ---------     ---------     ---------     ---------    ---------

TOTAL INTEREST BEARING LIABILITIES                 $  46,747     $  38,149     $  84,896     $ 123,098     $      --    $ 207,994
                                                   =========     =========     =========     =========     =========    =========
 Interest-sensitivity gap                          $  (3,103)    $  (4,917)    $  (8,020)    $ (13,089)    $  96,031    $  74,922
 Cumulative interest-sensitivity gap               $  (3,103)    $  (8,020)    $  (8,020)    $ (21,109)    $  74,922    $  74,922
Ratio of earning assets to interest-bearing
   liabilities (gap ratio)                             93.36%        87.11%        90.55%        89.37%           --       136.02%
Cumulative ratio of earnings assets to interest-
   bearing liabilities (cumulative gap ratio)          93.36%        90.55%        90.55%        89.85%       136.02%      136.02%
Cumulative interest-sensitivity gap as a
   percent of total assets                             (1.15%)       (2.97%)       (2.97%)       (7.82%)       27.75%       27.75%
                                                   =========     =========     =========     =========     =========    =========



(1)      Non-accruing loans are excluded from loan totals.
(2)      Loans have been included based on their contractual maturities.
(3) 15% of Savings, NOW, MMDA, and other time deposits are in the one year category with balance in the one to five years category.
(4) Mortgage-backed securities have been included based on their estimated remaining maturities, utilizing the most recent quarter pay-down experience and prorated outward. Fourth quarter 2003 pay-down experience was $8,234. However, $26,527 in mortgage back securities have an expected average life of 1.92 years.

TABLE 5. FINANCIAL CONDITION

         Table 5 sets forth information concerning the composition of the Company's assets, liabilities and shareholders' equity at December 31, 2003, 2002, and 2001.

                                                    ---------------------------------------------------------------------------
                                                       2003        PERCENT       2002        PERCENT      2001        PERCENT
                                                    ---------------------------------------------------------------------------
ASSETS                                                                          (dollars in thousands)

     Loans, net                                        $164,816      54.46%      $134,859      45.66%     $135,514      45.87%
     Investment securities                              114,756      37.92%       137,235      46.47%      127,365      43.11%
     Federal funds sold                                      --       0.00%         5,900       2.00%       14,100       4.77%
     Interest-bearing deposits
         in other banks                                   1,337       0.44%           887       0.30%          882       0.30%
                                                       --------     ------       --------     ------      --------     ------
     TOTAL EARNINGS ASSETS                              280,909      92.82%       278,881      94.43%      277,861      94.05%
     Cash and due from banks                              9,194       3.04%         8,890       3.01%       11,059       3.74%
     Bank premises and equipment                          3,362       1.11%         3,455       1.17%        2,374       0.80%
     Other assets                                         9,172       3.03%         4,110       1.39%        4,128       1.41%
                                                       --------     ------       --------     ------      --------     ------
     TOTAL ASSETS                                      $302,637      100.0%      $295,336      100.0%     $295,422      100.0%
                                                       ========     ======       ========     ======      ========     ======

LIABILITIES AND SHAREHOLDERS' EQUITY

     Demand deposits                                   $ 66,243      21.89%      $ 68,432      23.16%     $ 63,869      21.62%
     Savings, NOW and MMDA                              116,657      38.55%       111,919      37.90%       95,096      32.19%
     Time deposits $100,000 or more                      28,302       9.35%        24,299       8.23%       25,109       8.50%
     Other time deposits                                 30,722      10.15%        32,536      11.02%       32,916      11.14%
                                                       --------     ------       --------     ------      --------     ------
     TOTAL DEPOSITS                                     241,924      79.94%       237,186      80.31%      216,990      73.45%
     Short term borrowings                               28,313       9.36%        25,084       8.49%       43,483      14.72%
     Long term borrowings                                 4,000       1.32%         4,000       1.35%       10,000       3.38%
     Accrued expenses and other liabilities               2,042       0.67%         2,825       0.96%        1,798       0.61%
                                                       --------     ------       --------     ------      --------     ------
     TOTAL LIABILITIES                                  276,279      91.29%       269,095      91.11%      272,271      92.16%
     Shareholders' equity                                26,358       8.71%        26,241       8.89%       23,151       7.84%
                                                       --------     ------       --------     ------      --------     ------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $302,637     100.00%      $295,336     100.00%     $295,422     100.00%
                                                       ========     ======       ========     ======      ========     ======



         Overview- Total assets increased $7,301 from December 31, 2002 to December 31, 2003 primarily due to an increase in loans of $29,957 and other assets $5,062 due to the purchase of BOLI of $5,400 in June 2003. These increases were offset by a decrease in investments of $22,479 and Fed Funds sold of $5,900. On the liability side of the balance sheet, short-term borrowings increased $3,229, savings deposits increased $4,738, and demand deposits increased $2,189.

         Loans- Net loans outstanding at December 31, 2003 were $164,816, an increase of $29,957 or 22%, from year-end 2002. The composition of the loan portfolio is summarized in Table 6. The change in loan composition consisted primarily of an increase in residential 1 to 4 family loans of $18,925, an increase in commercial real estate loans of $6,519, an increase in consumer loans of $2,570 and an increase in commercial loans of $1,864.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

         An allowance for loan losses is maintained at a level considered adequate to provide for loan losses existing as of the balance sheet date. Management is responsible for determining the adequacy of the allowance for loan losses and the periodic provisioning for estimated losses included in the financial statements. The evaluation process is undertaken on a quarterly basis, but may increase in frequency should conditions arise that would require management's prompt attention, such as any material effect on the allowance for loan losses or any development which may indicate an adverse trend in asset quality. The methodology employed for assessing the appropriateness of the allowance consists of the following criteria: 1) Establishment of reserve amounts for all specifically identified criticized assets that have been designated as requiring attention by management's internal loan review program, bank regulatory examinations or the external loan review and 2) An allocation to the remaining loans giving effect to historical loss experience over several years. Please refer to the discussion under the caption "Allowance for Loan Losses" in Note 1 to the Consolidated Financial Statements for additional information regarding the underlying methodology management employs in determining the allowance.

         The allowance for loan losses was $3.0 million and $3.1 million as of December 31, 2003 and December 31, 2002, or 1.8% of total loans at December 31, 2003, compared to 2.2% at December 31, 2002. A provision for loan losses of $735 was made during 2003 compared to no provision for loan losses for the year 2002. The decrease in the allowance for loan losses since December 31, 2002 reflects net charged off loans of $820 and the $735 provision. Non-performing assets increased $500 or less than 15% to $3,874 from $3,374 at year-end 2002, reflecting an increase in loans past due 90 days or more.

         The $735 provision recorded in 2003 was affected by the level of charge offs during 2003, consisting primarily of the charge-off of one commercial loan in the amount of $726. The loss was experienced on a loan to a professional firm, guaranteed by the principals of the firm and collateralized by accounts receivable and certificates of deposit. The loan became delinquent during the first quarter of 2003, as numerous attempts to contact the borrower were unsuccessful. As a result, the entire amount of the loan, net of the deposits, was charged-off in June of 2003. The level of the allowance is affected by several factors, including the following:

    o Increase in residential mortgage loans of $19 million since December 31, 2002. Residential mortgage loans comprise 49% of the loan portfolio compared to 46% as of December 31, 2002. Over the past three years, the Company has not experienced any net loss with respect to residential mortgage loans, recognizing net recoveries of $99.

    o Loans collateralized by real estate comprise 88% of the loan portfolio. The Maryland and Washington DC market in which the Company operates continues to experience significant increases in real estate values. This increase in value in real estate has helped to insulate the Company from the need to recognize losses on loans classified as non-performing, and from the effects of a slow economy in the Company's market.

    o Analysis of individually significant loans classified as non-performing indicated the allowance allocated to those loans reflects the losses associated with those loans in management's judgment.

         When determining the provision for loan losses, management assesses the risk inherent in its loan portfolio based on information available at such time relating to the volume and type of lending conducted, the Company's historical loan loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, any concentrations of credit, the experience and ability of the depth in the lending staff, and trends in the local and national economy. At December 31, 2003 non-performing assets totaled $3.9 million, or 2.3% of total loans, compared to $3.4 million at year-end 2002, or 2.4% of total loans. At December 31, 2003, the Company's allowance for loan losses was $3.0 million compared to $3.1 million at year-end 2002, resulting in a ratio of the allowance to total loans of 1.8% and 2.2%, respectively over these two periods. As a result of the changes in the composition of the portfolio and the collateral underlying non-performing and potential problem loans, the Company believes that the allowance remains adequate. See also the "Non-Performing Assets" section for additional information related to the Company's problem assets and allowance for loan losses.

TABLE 6. LOAN PORTFOLIO COMPOSITION

         The following table shows the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                                                    December 31,
                            ---------------------------------------------------------------------------------------------------
  (DOLLARS IN THOUSANDS)       2003   PERCENT     2002    PERCENT     2001    PERCENT     2000     PERCENT     1999     PERCENT
                            ---------------------------------------------------------------------------------------------------
Commercial                  $ 10,550    6.26%   $  8,686    6.32%   $ 13,235    9.49%   $ 10,958     8.28%   $ 10,046     15.11%
Residential 1 to 4 family     81,832   48.58%     62,907   45.79%     58,739   42.13%     56,611    42.78%     52,826     46.62%
Commercial real estate        66,852   39.69%     60,333   43.05%     59,905   42.97%     58,772    44.41%     40,125     30.62%

Consumer loans                 9,220    5.47%      6,650    4.84%      7,545    5.41%      5,993     4.53%      4,803      7.65%
                            --------  ------    --------  ------    --------  ------    --------   ------    --------    ------
Total                       $168,454  100.00%   $138,576  100.00%   $139,424  100.00%   $132,334   100.00%   $107,800    100.00%
                            ========  ======    ========  ======    ========  ======    ========   ======    ========    ======

TABLE 7. MATURITY OF LOAN PORTFOLIO - FIXED RATE AND VARIABLE RATE

        Table 7 summarizes the contractual maturity of the Company's fixed and floating rate loans, at December 31, 2003. Nonaccrual loans are excluded from the presentation.

                                        AFTER ONE YEAR
                             ONE YEAR    THROUGH FIVE   AFTER FIVE
(dollars in thousands)       OR LESS         YEARS         YEARS        TOTAL
 Fixed rate                  $ 17,059      $ 71,250      $ 69,202     $157,511
 Variable rate                  9,312          --            --          9,312
                             --------      --------      --------     --------
Total                        $ 26,371      $ 71,250      $ 69,202     $166,823
                             ========      ========      ========     ========



At December 31, 2003, the aggregate amount of loans due after one year with fixed interest rates was $140,452.

TABLE 8. INVESTMENT PORTFOLIO MATURITY SCHEDULES

        Table 8 summarizes the maturity and average yield of the Company's investment portfolio at December 31, 2003. Yields on non-taxable securities have been computed on a tax equivalent basis using a 34% tax rate.

                                             After One But     After Five But
(dollars in thousands)     Within One Year  Within Five Years  Within Ten Years  After Ten Years  Mortgage-Backed      Total
                           -------------------------------------------------------------------------------------------------------
                           Amount   Yield   Amount    Yield    Amount   Yield    Amount   Yield    Amount  Yield   Amount    Yield


U.S. Treasury              $ 1,004   0.87%  $    --     --    $    --     --     $   --    --     $    --    --   $  1,004    0.87%

U.S. Government agencies    22,025   1.54%   34,578    4.28%    3,779    5.11%       --    --          --    --     60,382    3.33%
State and political
subdivisions                   612   8.70%    3,180    8.33%   19,379    7.72%   $2,496   7.93         --    --     25,667    7.83%
Other                           --    --         --     --      1,176    4.48%       --                --    --      1,176    4.49%
Mortgage-backed
securities                      --    --         --     --         --     --         --    --      26,527   5.27%   26,527    5.27%
                           -------   ---    -------    ---    -------    ---     ------   ---     -------   ---   --------    ---
Total                      $23,641   1.70%  $37,758    4.62%  $24,334    7.16%   $2,496   7.93%   $26,527   5.27% $114,756    4.73%
                           =======   ===    =======    ===    =======    ===     ======   ===     =======   ===   ========    ===


         Securities- The carrying value of the Company's securities portfolio decreased $22,479 or 8% from $137,235 at December 31, 2002, to $114,756 at
December 31, 2003. The decrease in the investment portfolio consisted primarily of an increase in U.S. Government and Agency securities of $11,160, offset by a decrease in state and political subdivision of $6,693, and by a decrease in mortgage backed securities of $26,881. The yield on taxable securities decreased from 6.30% for 2002 to 4.73% for 2003. The tax equivalent yield for non-taxable securities decreased from 7.88% for 2002 to 7.86% for 2003. The mortgage-backed securities portfolio had a weighted average remaining maturity of 1.92 years at December 31, 2003, compared to 2.19 years at December 31, 2002 (utilizing Bloomberg's street consensus). The collateral underlying all the mortgage-backed securities is guaranteed by one of the "quasi-governmental" agencies, and therefore maintains a risk weight of 20% for risk based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. Stress tests are performed on each security on a quarterly basis as part of management's ongoing analysis. There are no issuers of securities other than governmental agencies, whose securities held by the Company, have a book value in excess of 10% of the Company shareholders' equity. The Company's securities portfolio is also presented in Note 3 to the consolidated financial statements.

TABLE 9. LOAN LOSS AND RECOVERY EXPERIENCE

         Asset Quality -See Note 1 to the consolidated financial statements for a discussion of the Company's policy for establishing the allowance for loan losses. Table 9 sets forth the activity in the allowance for loan losses for the last five years.

                                                                               Year ended December 31,
                                                        ---------------------------------------------------------------------
                                                            2003          2002          2001          2000         1999
                                                        ---------------------------------------------------------------------
                                                                               (dollars in thousands)

Total loans outstanding at year end                         $ 168,454     $ 138,576     $ 139,424    $ 132,334     $ 107,800
Average loans outstanding during year                         151,531       131,722       128,631      115,689        99,863

Allowance for loan losses at beginning of year                  3,059         3,283         3,580        4,272         4,700
Loans charged off:

   Commercial                                                     886           320           349          611           466
   Real estate mortgage                                            15           131           168           83           198
   Installment loans to individuals                               285           270           340           56           150
                                                        ---------------------------------------------------------------------
Total charge-offs                                               1,186           721           857          750           814

Recoveries of loans previously charged-off
   Commercial                                                     159           266           157          270           332
   Real estate mortgage                                            51           123           239            3            20
   Installment loans to individuals                               156           108           164           44            34
                                                        ---------------------------------------------------------------------
Total recoveries                                                  366           497           560          317           386

Net charge-offs                                                   820           224           297          433         1,605

(Reversals) Additions to allowance charged to
operations                                                        735             0             0         (259)            0
                                                        =====================================================================

Allowance for loan losses at end of period                   $  2,974     $   3,059     $   3,283     $  3,580      $  4,272

Ratios of net charge-offs during year to average                 0.55%         0.17%         0.23%        0.37%         0.43%
outstanding loans during year

Ratio of allowance for possible loan losses to total             1.77%         2.21%         2.35%        2.71%         3.96%
loans

TABLE 10. ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

        Table 10 reflects the allocation of the allowance for loan losses as of the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                   YEAR ENDED DECEMBER 31,
                    -------------------------------------------------------------------------------------------------------------
                     2003     PERCENT (2)    2002   PERCENT (2)   2001      PERCENT (2)  2000     PERCENT (2)   1999  PERCENT (2)
                    -------------------------------------------------------------------------------------------------------------
                                                              (dollars in thousands)
Commercial (1)      $ 1,700      45.95%    $ 1,685     49.37%    $ 1,919       52.46%   $1,956       52.69%  $ 1,927     46.54%
Real estate
Mortgage                870      48.58%        589     45.79%        396       42.13%      512       42.78%      543     49.00%
Consumer                273       5.47%        306      4.84%        252        5.41%       175       4.53%      173      4.46%
Unallocated             131         --         479        --         716          --       937          --      1,629       --
                    -------     ------     -------    ------     -------      ------    ------      ------    -------   ------
Total               $ 2,974     100.00%    $ 3,059    100.00%    $ 3,283      100.00%   $3,580      100.00%   $ 4,272   100.00%
                    =======     ======     =======    ======     =======      ======    ======      ======    =======   ======

(1) Includes commercial real estate loans.
(2) Percentage of loans outstanding.

         The allowance for loan losses was $2,974 at December 31, 2003, as compared to $3,059 December 31, 2002. The ratio of the allowance for loan losses to total loans at December 31, 2003 and 2002 was 1.77% and 2.21%, respectively. At December 31, 2003, non-performing assets to total assets was 1.28% compared to 1.14% at December 31, 2002. Net charge-offs increased $596 to $820 for 2003 from $224 for 2002. A provision of $735 was made during 2003 compared to no provision for 2002. Additionally, the unallocated portion of the allowance decreased to $132 at year end 2003 from $479 at year end 2002. Also see comment referring to non-performing assets.

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

         The allowance for loan losses consists of a specific component and a nonspecific component. The components of allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies", or SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". The specific component of the allowance for loan losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The specific component of the allowance for loan losses also includes management's determination of the amounts necessary for concentrations and changes in portfolio mix and volume. As of December 31, 2003, the amount of the allowance that was attributed to specific credits was $1,393 or 46.8% of the allowance which compares to $911 or 27.7% as of December 31, 2002. The primary reason for the increase was an increase in classified loans.

         The nonspecific portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the nonspecific allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. Historical loss experience data used to establish estimates may not precisely correspond to the current portfolio. The uncertainty surrounding the strength and timing of economic cycles, including management's concerns over the effects of the prolonged economic downturn in the current cycle, also affects the model's estimates of loss. The historical losses used in the migration analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized. The nonspecific portion of the allowance as of December 31, 2003 was $1,581 or 53.2% of the allowance, which compares to $2,372 or 72.3% of the allowance at December 31, 2002. The primary reason for the decrease was as a result of the change in classification of several loans, the charge-off of one large commercial loan that was not specifically allocated at this time last year, and the pay-off of several larger problem assets.

         Although management believes that it uses the best information available to make such determinations that the allowance for loan losses is adequate at December 31, 2003, future adjustments to the allowance may be necessary, and net income could be significantly affected, if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determination. Any downturn in the real estate market or general economic conditions in the Washington, DC metropolitan area could result in the Company experiencing increased levels of non-performing assets and charge-offs, significant provisions for loan losses, and significant reductions in net income. Additionally, various regulatory agencies periodically review the Company's allowance for loan losses. Such agencies may require the recognition of additions to the allowance based on their judgments of information available to them at the time of their examination. In light of the foregoing, there can be no assurance that management's determination as to the adequacy of the allowance for loan losses will prove accurate, or that additional provisions or charge-offs will not be required.

TABLE 11 - NON-PERFORMING ASSETS

         Table 11 sets forth information concerning non-performing assets.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------------------------
                                                                    2003        2002        2001         2000        1999
                                                                  ------------------------------------------------------------
                                                                                     (dollars in thousands)
Non-accrual loans (1)                                             $ 1,631     $ 1,712     $ 2,462      $ 1,733     $ 2,819
Loans past due 90 days or more and still accruing                   2,243       1,662         645          659         275
Foreclosed properties                                                  --          --          --           --         265
                                                                  -------     -------     -------      -------     -------
Total                                                             $ 3,874     $ 3,374     $ 3,107      $ 2,392     $ 3,359
                                                                  =======     =======     =======      =======     =======
Non-performing assets to gross loans and foreclosed
       properties at period end                                      2.30%       2.43%       2.22%        1.81%       3.11%
Non-performing loans to total loans                                  2.30%       2.43%       2.22%        1.81%       2.87%
Non-performing assets to total assets at period end                  1.28%       1.14%       1.05%        0.89%       1.27%


    (1) Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in 2003 for non-accrual loans had the loans been current in accordance with their original terms was $151. See Note 1 to the consolidated financial statements. The Bank charges loans against the allowance for loan losses when it determines that principal and interest or portions thereof become uncollectible. This is determined through an analysis of each individual credit, including the financial condition and repayment capacity of the borrower, and of the sufficiency of the collateral, if any.

         Non-performing assets at year-end 2003 were $3,874, an increase of $500 or 15% from year-end 2002. The increase was primarily attributable to management's continued review of the loan portfolio and in light of developments in individual loans since December 31, 2002. Non-accrual loans totaled $1,631 at year-end 2003 and consisted of $638 in commercial real estate loans, $870 in residential real estate loans and $123 in consumer loans. This represented a decrease of $81 or 5% from year-end 2002. As of December 31, 2003, loans past due 90 days or more and still accruing totaled $2,243, an increase of $581 or 35%, and consisted of $1,731 in residential real estate loans, $330 in commercial loans and $182 in consumer loans. The increase in loans past due 90 days or more centered in residential loans increasing $736 from year-end 2002. At year-end 2003, non-performing assets represented 15% of total capital as well as 13% at year-end 2002. Additionally, at year-end 2003, non-performing assets and loans with possible credit problems totaled $14,200, or 54% of total capital, compared to $8,401or 32% at year-end 2002, reflecting an increase of $5,799 or 69%.

         At December 31, 2003, there were $10,326 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have serious doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. Included in the total are thirty-one loans, totaling $10,267, fully collateralized by real estate, three of which represent $5,290 of the total. The remaining $59 consists of six commercial loans.

LIQUIDITY RISK MANAGEMENT

         The objective of liquidity management is to ensure that the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Company, are met, taking into account all on- and off-balance sheet funding demands. Liquidity management also includes ensuring cash flow needs are met at a reasonable cost. Liquidity risk arises from the possibility the Company may not be able to satisfy current or future financial commitments, or the Company may become unduly reliant on alternative funding sources. The Company maintains a liquidity risk management policy to address and manage this risk. The policy identifies the primary sources of liquidity, establishes procedures for monitoring and measuring liquidity, and establishes minimum liquidity requirements which comply with regulatory guidance. The liquidity position is continually monitored and reported on quarterly to the Asset/Liability Management Committee, and the Board of Directors.

         Deposits, Other Sources of Funds and Liquidity- Deposits are generally the most important source of the Company's funds for lending, investing, and other business purposes. Deposit inflows and outflows are significantly influenced by general interest rates, market conditions, and competitive factors. Total deposits increased by $4,738 or 2%, from December 31, 2002 to December 31, 2003.

         The Company also raises funds by selling securities under agreements to repurchase. These fixed coupon overnight agreements are accounted for as financing transactions, and the obligations to repurchase the securities are reflected as a liability in the consolidated balance sheet. At December 31, 2003, $25,313 of repurchase agreements with an average rate of .90% were outstanding. The average amount of repurchase agreements during 2003 declined $9,861 from $36,147 in 2002 to $26,286 in 2003, largely as a result of the decision of one depositor to shift $13 million of funds from repurchase agreements to a deposit account. See Note 8 to the consolidated financial statements for additional information regarding the Company's short-term borrowings. During 2003, the Company had borrowings of $4,000 of long-term funds and $3,000 in short-term funds under advances from the Federal Home Loan Bank. See Notes 8 and 9 to the consolidated financial statements.

         The Company's principal sources of funds are deposits, repayments and maturities of loans and securities, proceeds from the sale of securities and funds provided by operations. The Company's sources and uses of cash for the years ended December 31, 2003 and 2002 are presented in the consolidated statement of cash flows. The Company anticipates that it will have sufficient funds available to meet current and future commitments.

         Legislation has been introduced in each of the last several Congress which would permit banks to pay interest on checking and demand deposit accounts established by businesses, a practice which is currently prohibited by regulation. If the legislation effectively permitting the payment of interest on business demand deposits is enacted, of which there can be no assurance, it is likely that we may be required to pay interest on some portion of our noninterest bearing deposits in order to compete with other banks. As a significant portion of the Company's deposits are non-interest bearing demand deposits established by businesses, payment of interest on these deposits could have a significant negative impact on our net income, net interest income, interest margin, return on assets and equity, and other indices of financial performance.

 TABLE 12. TIME DEPOSIT MATURITY SCHEDULE

         Table 12 presents certain maturity information related to the Company's time deposits.

                                                                                  At December 31, 2003
                                                             -------------------------------------------------------------
                                                                                 (dollars in thousands)
                                                             3 Months or      4 to 6       7 to 12      Over 12
                                                                Less          Months        Months      Months      Total
Time certificates of deposit of $100M or more                  $ 4,699       $ 6,011       $ 2,459      $15,133    $28,302
Time certificates of deposit less than $100M                     9,360         7,920         8,635        4,807     30,722
                                                               -------       -------       -------      -------    -------
Total                                                          $14,059       $13,931       $11,094      $19,940    $59,024
                                                               =======       =======       =======      =======    =======


OFF BALANCE SHEET ARRANGEMENTS

          Credit-Related Financial Instruments. The Company is a party to credit related financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in consolidated balance sheets.

         The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance sheet instruments. At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                2003               2002
                                              ---------          --------
                                                (Dollars in thousands)

      Commitments to extend credit             $20,458            $18,283
      Stand-by letters-of-credit               $   280            $   330

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitments amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Company, is based on management's credit evaluation of the customer.

         Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

         Commercial and standby letters-of-credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters-of-credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

         With the exception of these off-balance sheet arrangements, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors. For further information, see Note 15 to the consolidated financial statements.

         Shareholder's Equity and Other Matters - The payment of dividends by the Company depends largely upon the ability of the Bank to declare and pay dividends to the Company, as the principal source of the Company's revenue is dividends paid by the Bank. Future dividends will depend primarily upon the Bank's earnings, financial condition, and need for funds, as well as governmental policies and regulations applicable to the Company and the Bank. Refer to Note 10 to the consolidated financial statements for additional information related to the Company's dividend paying authority.

         The Company and the Bank are subject to certain regulatory capital requirements. Management believes, as of December 31, 2003, that the Company and the Bank met all the capital adequacy requirements to which they are subject. As of December 31, 2003, the most recent notification from the Office of the Comptroller of Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Refer to Note 11 to the consolidated financial statements for additional disclosures related to regulatory capital requirements.

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

         Formal Agreement with the OCC. On April 21, 2003, the Bank entered into a Formal Agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "OCC"). The Agreement was amended on March 22, 2004. The Agreement requires the Bank to undertake certain actions within designated timeframes from the date the agreement was entered into, and to operate in compliance with the provisions thereof during its term. See Item 1 for additional information regarding the Formal Agreement.

ITEM 7. FINANCIAL STATEMENTS.

                          INDEPENDENT AUDITORS' REPORT

The Audit Committee of the Board of Directors and Shareholders of IBW Financial Corporation and Subsidiary

We have audited the accompanying consolidated balance sheets of IBW Financial Corporation and Subsidiary (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the financial statements, at December 31, 2003, IBW Financial Corporation's subsidiary, Industrial Bank, National Association, is operating under a formal agreement with the Office of the Comptroller of the Currency (the "OCC") dated April 21, 2003, that requires it to meet certain prescribed actions in accordance with OCC specified deadlines.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IBW Financial Corporation and Subsidiary at December 31, 2003 and 2002, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  Stegman & Company

Baltimore, Maryland
February 6, 2004

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

ASSETS
                                                                                2003        2002

    Cash and cash equivalents:
    Cash and due from banks                                                   $  9,194    $  8,890
    Federal funds sold                                                              --       5,900
                                                                              --------    --------
                      Total cash and cash equivalents                            9,194      14,790
                                                                              --------    --------
   Interest-bearing deposits in other banks                                      1,337         887

   Securities available-for-sale, at fair value                                114,756     137,235

   Loans receivable - net of allowance for loan losses
     of $2,974 (2003) and $3,059 (2002)                                        164,816     134,859
   Bank premises and equipment - net                                             3,362       3,455
   Accrued interest receivable                                                   1,690       1,909
   Bank owned life insurance                                                     5,573          --
   Other assets                                                                  1,909       2,201
                                                                              --------    --------
TOTAL ASSETS                                                                  $302,637    $295,336
                                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
    Noninterest bearing deposits                                              $ 66,243    $ 68,432
    Interest bearing deposits                                                  175,681     168,754
                                                                              --------    --------
                      Total deposits                                           241,924     237,186

    Short-term borrowings                                                       28,313      25,084
    Long-term borrowings                                                         4,000       4,000
    Accrued expenses and other liabilities                                       2,042       2,825
                                                                              --------    --------
                      Total Liabilities                                       $276,279    $269,095
                                                                              --------    --------
Shareholders' Equity:
     Preferred stock - $1 par value; 1,000,000 (500,000 voting and 500,000 nonvoting) authorized; 20,000 Series A nonvoting
        issued and outstanding, stated at liquidation value                        500         500
    Common stock - $1 par value; 1,000,000 shares authorized;
       668,360 issued and outstanding                                              668         668
    Additional paid in capital                                                   5,051       5,051
    Retained earnings                                                           17,787      16,310
    Accumulated other comprehensive income                                       2,352       3,712
                                                                              --------    --------
                      Total shareholders' equity                                26,358      26,241
                                                                              --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $302,637    $295,336
                                                                              ========    ========


See notes to consolidated financial statements

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2003 AND 2002
(DOLLARS IN THOUSANDS, EXCEPT  PER SHARE DATA)
-------------------------------------------------------------------------------

                                                                                  2003        2002
INTEREST INCOME:
    Interest and fees on loans                                                $ 11,489    $ 10,976
    U.S. Treasury securities                                                        11          19
    Obligations of U.S. Government
        agencies and corporations                                                2,158       2,422
    Collateralized mortgage obligations                                          1,906       3,200
    Obligations of states and political subdivisions                             1,508       1,490
    Bank balances and other securities                                              79         106
    Federal funds sold                                                              50         235
                                                                              --------    --------
                      Total interest income                                     17,201      18,448
                                                                              --------    --------
INTEREST EXPENSE:
    Interest-bearing deposits                                                    1,860       2,507
    Time certificates over $100,000                                                569         699
    Short term borrowings                                                          251         462
    Long term borrowings                                                           181         453
                                                                              --------    --------
                      Total interest expense                                     2,861       4,121
                                                                              --------    --------
NET INTEREST INCOME                                                             14,340      14,327
PROVISION FOR LOAN LOSSES                                                          735          --
                                                                              --------    --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             13,605      14,327
                                                                              --------    --------
NONINTEREST INCOME:
    Service charges on deposit and checking accounts                             3,146       2,922
    Other fee income                                                               997       1,001
    Gain on sale of securities                                                     907         512
    Gain on sale of loans                                                           --           6
    Other operating income                                                         215         106
                                                                              --------    --------
                      Total noninterest income                                   5,265       4,547
                                                                              --------    --------
NONINTEREST EXPENSE:
    Salaries and employee benefits                                               9,541       9,175
    Occupancy                                                                      978         916
    Furniture and equipment                                                      1,446       1,224
    Data processing                                                                771         854
    Advertising                                                                    204         195
    Other                                                                        3,715       4,138
                                                                              --------    --------
                      Total noninterest expense                                 16,655      16,502
                                                                              --------    --------
INCOME BEFORE INCOME TAXES                                                    $  2,215    $  2,372
INCOME TAX PROVISION                                                               178         325

NET INCOME                                                                    $  2,037    $  2,047
                                                                              ========    ========
BASIC AND DILUTED NET INCOME PER COMMON SHARE                                 $   3.01    $   3.03
                                                                              ========    ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                     668,360     668,360
                                                                              ========    ========

See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003 AND 2002
(DOLLARS IN THOUSANDS, EXCEPT  PER SHARE DATA)


                                                                       ADDITIONAL                   ACCUMULATED
                                             PREFERRED      COMMON      PAID-IN     RETAINED    OTHER COMPREHENSIVE
                                               STOCK        STOCK       CAPTIAL     EARNINGS        INCOME (LOSS)          TOTAL
BALANCE, JANUARY 1, 2002                     $    500     $    668     $  5,051    $ 14,756           $  2,176           $ 23,151

   Net income                                                                         2,047                 --              2,047
   Other comprehensive income, net of tax
     (unrealized gains on securities
     available-for-sale)                                                                                 1,536              1,536
                                                                                                                         --------

          Total comprehensive income               --           --           --          --                 --              3,583

Cash dividends paid:
    Preferred stock $1.25 per share                --           --           --         (25)                                  (25)
    Common stock $0.70 per share                   --           --           --        (468)                --               (468)
                                             --------     --------     --------    --------           --------           --------

BALANCE, DECEMBER 31, 2002                        500          668        5,051      16,310              3,712             26,241


   Net income                                                                         2,037                 --              2,037
   Other comprehensive income, net of tax
     (unrealized loss on securities
     available-for-sale)                                                                                (1,360)            (1,360)
                                                                                                                         --------

          Total comprehensive income               --           --           --          --                 --                677

Cash dividends paid:
    Preferred stock $1.25 per share                --           --           --         (25)                                  (25)
    Common stock $0.80 per share                   --           --           --        (535)                --               (535)
                                             --------     --------     --------    --------           --------           --------

BALANCE, DECEMBER 31, 2003                   $    500     $    668     $  5,051    $ 17,787           $  2,352           $ 26,358
                                             ========     ========     ========    ========           ========           ========

See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003 AND 2002
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                               2003         2002

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $  2,037     $  2,047
    Adjustments to reconcile net income
         to net cash provided by operating activities:
        Depreciation                                                             633          507
        Amortization of intangible assets                                         55          103
        Deferred income taxes                                                     76          131
        Amortization of investment premiums                                      821          393
        Gain on sale of investment securities                                   (907)        (512)
        Decrease in accrued interest receivable                                  219           19
        Decrease/(Increase) in other assets                                       64         (367)
        (Decrease)/Increase in accrued expenses and other liabilities           (109)       1,027
                                                                            --------     --------
                      Net cash provided by operating activities                2,889        3,348
                                                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from principal payments on securities available-for-sale         39,226       19,751
    Proceeds from maturities of investment securities available-for-sale      33,104       18,234
    Proceeds from sale of investment securities available-for-sale            25,601       20,775
    Purchase of investment securities available-for-sale                     (77,476)     (66,843)
    Net  increase in interest-bearing deposits in banks                         (450)          (5)
    Net (increase) decrease in loans                                         (29,957)         655
    Additions to bank premises and equipment, net                               (540)      (1,588)
    Purchase of BOLI                                                          (5,400)          --
                                                                            --------     --------
                      Net cash used in investing activities                  (15,892)      (9,021)
                                                                            --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in deposits                                                $  4,738     $ 20,196
    Net increase (decrease) in short term borrowings                           3,229      (18,399)
    (Decrease) increase in long term borrowings                                   --       (6,000)
    Dividends paid                                                              (560)        (493)
                                                                            --------     --------
                       Net cash provided (used) in financing activities        7,407       (4,696)
                                                                            --------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (5,596)     (10,369)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                14,790       25,159
                                                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $  9,194     $ 14,790
                                                                            ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

        Income tax payments                                                 $    150     $    365
                                                                            --------     --------
        Interest payments                                                   $  2,971     $  4,513
                                                                            --------     --------

See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003 AND 2002
-------------------------------------------------------------------------------
(Dollars in thousands, except per share data)

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

Nature of Business - The principal business of the Company is to make loans and other investments and to accept time and demand deposits. The Company's primary market areas are in the District of Columbia and surrounding areas, although the Company's business development efforts generate business outside of these areas. The Company offers a broad range of banking products, including a full line of business and personal savings and checking accounts, money market demand accounts, certificates of deposit, and other banking services. The Company funds a variety of loan types including commercial and residential real estate loans, commercial term loans and lines of credit, consumer loans, and letters of credit. The Company's customers are primarily individuals and small businesses.

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

Investment Securities - The Company may segregate its investment securities into the following three categories: trading, held-to-maturity, and available-for-sale. Trading securities are purchased and held principally for the purpose of reselling them within a short period of time. Their unrealized gains and losses are included in earnings. Securities classified as held-to-maturity are accounted for at amortized cost, and require the Company to have both the positive intent and ability to hold these securities to maturity. Securities not classified as either trading or held-to-maturity are considered to be available-for-sale. Unrealized gains and losses on available-for-sale securities are excluded from earnings and reported, net of deferred taxes, as accumulated other comprehensive income, a separate component of shareholders' equity. Realized gains or losses on the sale of investment securities are reported in earnings and determined using the adjusted cost of the specific security sold. Investment in Federal Reserve Bank and Federal Home Loan Bank stock are considered restricted as to marketability. Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Factors affecting the determination of whether an other-than-temporary impairment has occurred include a downgrading of the security by a rating agency, a significant deterioration in the financial condition of the issuer, or that management would not have the intent and ability to hold a security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company classifies all of its securities as available-for-sale.

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

Loans are considered impaired when, based on current information, it is probable that the Company will not collect all principal and interest payments according to contractual terms. Generally, loans are considered impaired once principal and interest payments are past due and they are placed on non-accrual. Management also considers the financial condition of the borrower, cash flows of the loan and the value of the related collateral. Impaired loans do not include large groups of smaller balances homogenous credits such as residential real estate, consumer installment loans, and commercial leases, which are evaluated collectively for impairment. Loans specifically reviewed for impairment are not considered impaired during periods of "minimal delay" in payment (usually ninety days or less) provided eventual collection of all amounts due is expected. Impaired loans are measured based on the present value of future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. The Company recognizes interest income on impaired loans on a cash basis if the borrower demonstrates the ability to meet the contractual obligation and collateral is sufficient. If there is doubt regarding the borrower's ability to make payments or the collateral is not sufficient, payments received are accounted for as a reduction in principal.

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

Long-lived depreciable assets are evaluated periodically for impairment when events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment exists when the expected undiscounted future cash flows of a long-lived asset are less than its carrying value. In that event, the Company recognizes a loss for the difference between the carrying amount and the estimated fair value of the asset based on a quoted market price, if applicable, or a discounted cash flow analysis.

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

Transfer of Financial Assets - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when; (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Earnings Per Share ("EPS") - Net income available to common shareholders is adjusted to give effect to dividends on preferred stock. Net income available to common shareholders for basic and diluted EPS purposes is $2,012 and $2,022 for the years ended December 31, 2003 and 2002, respectively. EPS is computed based on the weighted average number of common shares outstanding during the year (668,360 for both 2003 and 2002). Basic and diluted EPS are the same, as the Company had no dilutive common stock equivalents outstanding as of December 31, 2003 or 2002 and for the years then ended.

Income Taxes - The Company and its wholly owned subsidiary file a consolidated federal income tax return. Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on the enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is based upon the results of operations, adjusted for permanent differences between items of income or expense reported in the financial statements and those reported for tax purposes.

Intangible Assets - Intangible assets represent the excess cost over the fair value of net assets acquired. The Company's intangible assets are core deposit intangibles and unidentifiable intangible assets resulting from branch acquisitions. All intangible assets are tested annually for impairment and are being amortized on a straight-line basis over varying periods not exceeding 15 years. See Note 6 for additional information regarding intangible assets.

Statement of Cash Flows - For purposes of the consolidated statement of cash flows, cash equivalents are highly liquid investments with original maturities of three months or less. Included in cash and due from banks were required deposits at the Federal Reserve Bank of $2,258 and $2,240, at December 31, 2003 and 2002, respectively.

New Accounting Pronouncements - In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no material impact on the Company's financial condition or results of operations upon adoption of this Statement.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. There was no material impact on the Company's financial condition or results of operations upon adoption of this Statement.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2003, and its adoption by the Company on January 1, 2003 has not had a significant effect on the Company's consolidated financial statements.

Reclassifications - Certain reclassifications have been made to the prior year's consolidated financial statements to conform to the 2003 presentation.

2.       FORMAL AGREEMENT

         On April 21, 2003, Industrial Bank, N.A., the Company's subsidiary bank, entered into a new Formal Agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "OCC"). The Agreement was amended on March 22, 2004.

         As amended, the Agreement is focused largely on adoption and implementation of programs and internal controls to ensure compliance with the Bank Secrecy Act, with the requirement to file Suspicious Activity Reports, and with consumer laws and regulations, and with the development and implementation of information technology and internet banking security policies and procedures, including procedures and policies related to security of Bank and customer information. It also requires additional planning and procedures with respect to disaster recovery procedures and the retention, monitoring and oversight of third party vendors. It also requires the Board to take all necessary steps to ensure that Bank management corrects each violation of law, rule or regulation cited in the current Report of Examination prepared by the OCC and in any subsequent report of examination. It requires the Bank to adopt, implement and ensure adherence to a performance management program designed to ensure accountability through a review process to demonstrate that the Board is discharging its responsibility to properly supervise management.

         Compliance with the Agreement is to be monitored by a committee (the "Committee") of at least three directors, none of whom is an employee of the Bank or a family member of an employee. The Committee is required to submit written progress reports on a monthly basis. The Agreement requires the Bank to make periodic reports and filings with the OCC.

         The Agreement does not contain any capital directive or other requirement that the Bank increase its capital, or maintain a minimum level of capital in excess of generally applicable capital requirements.

         There can be no assurance that its regulators will deem the Bank to be compliant under the Agreement, or that they will not require additional compliance efforts. While the Bank believes that it has made significant progress in addressing many of the requirements of the Agreement, and is continuing its compliance efforts, it is not currently in full compliance with the Agreement. Failure to comply with the provisions of the Formal Agreement could subject the Bank and its directors to additional enforcement actions, including but not limited to a cease and desist order, a safety and soundness order or civil money penalties.

3.       INVESTMENT SECURITIES

At December 31, 2003 and 2002, the amortized cost and approximate fair value of securities available-for-sale were as follows (in thousands):

                                                                                             DECEMBER 31, 2003
                                                                            --------------------------------------------------
                                                                                           GROSS        GROSS
                                                                            AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                                              COST         GAINS        LOSSES       FAIR VALUE

U.S. Treasury Notes                                                         $   1,003    $       1     $      --     $   1,004
U.S. Government Agencies                                                       59,045        1,400           (63)       60,382

Mortgage-Backed Securities:
    Pass-through securities:
        Guaranteed by GNMA                                                          2           --            --             2
        Issued by FNMA and FHLMC                                                5,346          138            (3)        5,481

Collateralized Mortgage Obligations:
        Collateralized by FNMA, FHLMC and
            GNMA mortgage-backed securities                                    20,586          461            (3)       21,044

Securities issued by states and political subdivisions:
        General obligations                                                    14,261          924            --        15,185
        Revenue obligations                                                     9,815          667            --        10,482
                                                                            ---------    ---------     ---------     ---------
Total debt securities                                                         110,058        3,591           (69)      113,580
                                                                            ---------    ---------     ---------     ---------

Federal Reserve Bank stock                                                        208           --            --           208
Federal Home Loan Bank stock                                                      797           --            --           797
Marketable equity securities                                                      129           42            --           171
                                                                            ---------    ---------     ---------     ---------
Total equity securities                                                         1,134           42            --         1,176
                                                                            ---------    ---------     ---------     ---------

TOTAL                                                                       $ 111,192    $   3,633     $     (69)    $ 114,756
                                                                            =========    =========     =========     =========

                                                                                                DECEMBER 31, 2002
                                                                            ---------------------------------------------------
                                                                                           GROSS        GROSS
                                                                            AMORTIZED    UNREALIZED    UNREALIZED    ESTIMATED
                                                                              COST         GAINS        LOSSES       FAIR VALUE

U.S. Treasury Notes                                                         $     999    $      --     $      --     $     999
U.S. Government Agencies                                                       46,868        2,355            (1)       49,222

Mortgage-Backed Securities:
    Pass-through securities:
        Guaranteed by GNMA                                                          5           --            --             5
        Issued by FNMA and FHLMC                                                6,903          150            --         7,053

Collateralized Mortgage Obligations:
        Collateralized by FNMA, FHLMC and
            GNMA mortgage-backed securities                                    44,871        1,492           (13)       46,350

Securities issued by states and political subdivisions:
        General obligations                                                    17,655          943            --        18,598
        Revenue obligations                                                    13,088          674            --        13,762
                                                                            ---------    ---------     ---------     ---------
Total debt securities                                                         130,389        5,614           (14)      135,989
                                                                            ---------    ---------     ---------     ---------

Federal Reserve Bank Stock                                                        208           --            --           208
Federal Home Loan Bank Stock                                                      884           --            --           884
Marketable equity securities                                                      129           25            --           154
                                                                            ---------    ---------     ---------     ---------
Total equity securities                                                         1,221           25            --         1,246
                                                                            ---------    ---------     ---------     ---------

TOTAL                                                                       $ 131,610    $   5,639     $     (14)    $ 137,235
                                                                            =========    =========     =========     =========



Gross unrealized losses and fair value by length of time that the individual available-for-sale securities have been in a continuous unrealized loss position at December 31, 2003 are as follows:

                                      Continuous unrealized losses existing
                                                        for:
                                      -------------------------------------
                                      Less than 12             More than 12       Total Unrealized
                     Fair Value          months                   months               Losses
                     ----------       ------------             ------------       ----------------

U.S. Agency            $20,181           $   (63)              $     0                $   (63)
Mortgage-backed        $ 3,643           $    (6)              $     0                     (6)
                       -------           -------               -------                -------
                       $23,824           $   (69)              $     0                $   (69)
                       =======           =======               =======                =======

The available-for-sale investment portfolio has a fair value of approximately $115 million of which approximately $24 million of the securities have some unrealized losses from their purchase price. Of these securities, $20 million, or 85%, are government agency bonds and $4 million, or 15% are mortgage-backed securities. All of the bonds are rated AAA. The securities representing the unrealized losses in the available-for-sale portfolio all have modest duration risk, low credit risk, and less than 1% loss when compared to book value. The unrealized losses that exist are the result of market changes in interest rates since the original purchase. These factors coupled with the fact the Company has both the intent and ability to hold these investments for a period of time sufficient to allow for any anticipated recovery in fair value substantiates that the unrealized losses in the available-for-sale portfolio are temporary.

The following is a summary of the amortized cost and estimated fair value of debt securities available-for-sale by contractual maturity as of December 31, 2003. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties

                                                           ESTIMATED
                                            AMORTIZED         FAIR
                                              COST           VALUE

Due in one year or less                     $ 23,546       $ 23,641
Due after one year through five years         36,490         37,759
Due five through ten years                    21,845         23,157
Due after ten years                            2,243          2,496
Mortgage-backed securities                    25,934         26,527
                                            --------       --------
Total debt securities                        110,058        113,580

Federal Reserve Bank Stock                       208            208
Federal Home Loan Bank Stoc                      797            797
Marketable securities                            129            171
                                            --------       --------
Total equity securities                        1,134          1,176

TOTAL                                       $111,192       $114,756
                                            ========       ========



Proceeds from the sale of securities available-for-sale were $25,601 and $20,775 for the years ended December 31, 2003 and 2002, respectively, and resulted in realized gains of $907 for 2003 and $512 for 2002.

Securities of $30,620 and $30,395 at December 31, 2003 and 2002 were pledged as collateral for public deposits and for other purposes required by law. At December 31, 2003 and 2002, the carrying value of securities underlying repurchase agreements was $31,985 and $39,431, respectively.

4.       LOANS RECEIVABLE

Loans receivable consist of the following (in thousands) at December 31:

                                                              2003       2002
                                                            -------------------
Real estate loans:
    Collateralized by residential property:
        First mortgages                                     $ 79,227   $ 60,678
        Second mortgages                                       2,605      2,229
    Collateralized by non-residential properties              66,852     60,333
Commercial                                                    10,550      8,686
Installment                                                       --         --
     Total

                                                             168,454    138,576

Less:
    Deferred fees and costs, net                                 664        658
    Allowance for loan losses                                  2,974      3,059
                                                            --------   --------

Net loans                                                   $164,816   $134,859
                                                            ========   ========

Major loan concentrations are as follows (in thousands):


                                                              2003       2002
                                                            -------------------
Church loans collateralized by real
   estate                                                   $ 21,892   $ 21,423
Installment loans to churches                                     44         34
Commercial loans to churches                                     625        285
                                                            --------   --------
Total loans to churches                                     $ 22,561   $ 21,742
                                                            ========   ========

Substantially all of the Bank's loans have been made to borrowers within the Washington, DC metropolitan area. Accordingly, the ability of the Bank's borrowers to repay their loans is dependent upon the economy in the Washington, DC metropolitan area.

A summary of transactions in the allowance for loan losses is as follows (in thousands) at December 31:

                                      2003           2002

Balance, beginning of year          $ 3,059        $ 3,283
    Provision for loan losses           735             --
    Recoveries                          366            497
    Charge-offs                      (1,186)          (721)
                                    -------        -------
Balance, end of year                $ 2,974        $ 3,059
                                    =======        =======

At December 31, 2003 and 2002, loans that were considered to be impaired totaled $1,631 and $1,712, respectively. The related allowance allocated to impaired loans was $263 and $251 at December 31, 2003 and 2002, respectively. The average balance of impaired loans for the years ended December 31, 2003 and 2002 was $1,912 and $1,756, respectively. Interest income that was not recorded on impaired loans for the years ended December 31, 2003 and 2002 was $151 and $142, respectively.

Loans serviced for others and not reflected in the balance sheets are $9,279 and $16,099 at December 31, 2003 and 2002, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the accrual basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. There were no mortgage servicing rights capitalized during 2003 and 2002.

Amortization of mortgage servicing rights totaled $34 for both years ended December 31, 2003 and 2002. Net servicing rights assets totaled $132 and $166 at December 31, 2003 and 2002, respectively.

5.       BANK PREMISES AND EQUIPMENT

The major categories of bank premises and equipment are as follows (in thousands):

                                           2003           2002
Bank premises                            $ 2,677        $ 2,665
Furniture, fixtures, and equipment         6,024          5,496
                                         -------        -------
TOTAL                                    $ 8,701        $ 8,161
Less accumulated depreciation             (5,339)        (4,706)
                                         -------        -------
Bank premises and equipment, net         $ 3,362        $ 3,455
                                         =======        =======

Depreciation expense for the years ended December 31, 2003 and 2002 is $633 and $507, respectively.

6.       INTANGIBLE ASSETS

The significant components of acquired intangible assets are as follows as of December 31 (in thousands):

                                              2003                                                2002
                           ---------------------------------------------     -----------------------------------------------
                                                              WEIGHTED                                            WEIGHTED
                            GROSS                    NET      AVERAGE         GROSS                      NET      AVERAGE
                          CARRYING   ACCUMULATED   CARRYING  REMAINING       CARRYING   ACCUMULATED   CARRYING   REMAINING
                           AMOUNT    AMORTIZATION   AMOUNT   LIFE (YEARS)    AMOUNT     AMORTIZATION   AMOUNT    LIFE (YEARS)
                                                             -----------     --------                 --------   -----------

Unidentifiable
  intangible
  assets resulting
  from branch
  acquisitions              $821         $523        $298        5.5          $ 821         $468        $353        6.5


Future annual estimated annual amortization expense (in thousands):

     2004          $55
     2005           55
     2006           55
     2007           55
     2008           55

7.       DEPOSITS

Deposits consist of the following (in thousands) at December 31, 2003:

                                                DEMAND        SAVINGS        TIME         TOTAL

Individuals, partnerships, and
    corporations                                $88,911       $78,099      $54,824      $221,834
U.S. government                                      18            --          100           118
States and political subdivisions                    --        13,516        4,100        17,616
Certified and official checks                     2,356            --           --         2,356
                                                -------       -------      -------      --------
Total                                           $91,285       $91,615      $59,024      $241,924
                                                =======       =======      =======      ========
Weighted average interest rate                                 0.82%        1.61%
                                                               =====        =====


Deposits consist of the following (in thousands) at December 31, 2002:

                                               DEMAND       SAVINGS        TIME          TOTAL

Individuals, partnerships, and
    corporations                                $65,411      $ 89,859      $52,635      $207,905
U.S. Government                                     967            --          200         1,167
States and political subdivisions                    --        22,060        4,000        26,060
Certified and official checks                     2,054            --           --         2,054
                                                -------      --------      -------      --------
Total                                           $68,432      $111,919      $56,835      $237,186
                                                =======      ========      =======      ========
Weighted average interest rate                                 1.29%        2.53%
                                                               =====        =====

Demand deposits represent non-interest-bearing deposit accounts. Individual certificates of deposit of $100 or more at December 31, 2003 and 2002, totaling $28,302 and $32,536, respectively, are included in time deposits. The Bank has no brokered deposits.

At December 31, 2003, the scheduled maturities of Time Deposits are as follows (in thousands):

                                                               AVERAGE RATE
2004                                           $39,083             1.33%
2005 and 2006                                   13,468             1.94%
After 2006                                       6,473             2.57%
                                               -------
                                               $59,024

8.       SHORT-TERM BORROWINGS

At December 31, 2003 and 2002, securities sold under agreements to repurchase were $25,313 and $25,084 respectively. The outstanding repurchase agreements had an average interest rate of 0.90% and 1.17% at December 31, 2003 and 2002, respectively. These are fixed coupon agreements that are treated as financing transactions, and the obligations to repurchase are reflected as a liability in the consolidated balance sheets. The amount of the securities underlying the agreements remains in the asset account. The securities are held in a segregated account by the Company's custodian. The securities underlying the repurchase agreements at December 31, 2003 and 2002 had a fair value of $31,985 and $39,431, respectively. All outstanding repurchase agreements at December 31, 2003 and 2002 matured on January 1, 2004 and 2003, respectively. The average balance and the average interest rate for the year ended December 31, 2003 and 2002 were $26,286 and 0.98% and $36,147 and 1.28%, respectively. The maximum amounts outstanding during the years ended 2003 and 2002 were $30,916 and $44,982, respectively. At December 31, 2003, the Company has a $3,000 short-term advance (within one year) from the FHLB, with a fixed rate of interest of 1.15%.

9.       LONG-TERM DEBT

The Company has a line of credit arrangement with the Federal Home Loan Bank of Atlanta (the "FHLB") under which it may borrow up to $25,000 at interest rates based upon current market conditions, of which $7,000 was outstanding at December 31, 2003. The Company has pledged, under a blanket lien, all qualifying residential mortgage loans as collateral under the borrowing agreement with the FHLB. At December 31, 2003, the Company has a $4,000 long-term advance from the FHLB, with a fixed rate of interest of 4.53%. The long-term advance is scheduled to mature in 2006. There are no call provisions associated with these borrowings, however prepayment penalties may apply.

10.      SHAREHOLDERS' EQUITY

Regulations of the OCC place a limit on the amount of dividends the Bank may pay to the Corporation without prior approval. Prior approval of the OCC is required to pay dividends which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two calendar years, less required transfers to surplus. As of December 31, 2003 the Bank would not need prior approval from OCC unless a declaration of dividends exceeded $6,553.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier 1 Capital, as defined, to average assets, as defined. Management believes, as of December 31, 2003, that the Corporation and Bank meet all the capital adequacy requirements to which they are subject.

As of December 31, 2003, the most recent notification from the OCC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk- based, and Tier 1 leverage ratios, as set forth in the table below. There are no conditions or events since that notification that management believes have changed the institution's category.

The Corporation's and the Bank's required and actual capital amounts and ratios at December 31, 2003 and 2002, are set forth in the following table (in thousands):

                                                                                                  TO BE CATEGORIZED AS
                                                                                                    WELL CAPITALIZED
                                                                                                      UNDER PROMPT
                                                                           FOR CAPITAL             CORRECTIVE ACTION
                                                   ACTUAL               ADEQUACY PURPOSES              PROVISIONS
                                              AMOUNT      RATIO         AMOUNT       RATIO         AMOUNT       RATIO
 As of December 31, 2003
     Total capital (to risk-weighted
       assets)
             Corporation                        $25,764     15.85%         13,006       8.00%           $N/A        N/A%
             Bank                                25,254     15.55          12,993       8.00          16,241      10.00
     Tier I capital (to risk-weighted
       assets)
             Corporation                         23,722     14.59           6,503       4.00             N/A        N/A
             Bank                                23,212     14.29           6,496       4.00           9,745       6.00
     Tier I capital (to average assets)
             Corporation                         23,722      7.72          12,298       4.00             N/A        N/A
             Bank                                23,212      7.55          12,291       4.00           8,120       5.00
 As of December 31, 2002
     Total capital (to risk-weighted
       assets)
             Corporation                        $24,084     15.88%         12,133       8.00%           $N/A        N/A%
             Bank                                23,892     15.77          12,120       8.00          15,150      10.00
     Tier I capital (to risk-weighted
       assets)
             Corporation                         22,176     14.63           6,063       4.00             N/A        N/A
             Bank                                21,984     14.51           6,060       4.00           9,091       6.00
     Tier I capital (to average assets)
             Corporation                         22,176      7.46          11,354       4.00             N/A        N/A
             Bank                                21,984      7.40          11,883       4.00          14,854       5.00

12.      INCOME TAXES

The provision for income taxes consists of the following (in thousands) for the years ended December 31:

                                        2003           2002

Current:
    Federal income tax                 $ 84            $159
    State income tax                     18              35
                                       ----            ----

                                        102             194

Deferred:
    Federal income tax                   63             107
    State income tax                     13              24
                                       ----            ----
                                         76             131
                                       ----            ----
Total                                  $178            $325
                                       ====            ====


The components of the deferred tax expense resulting from net temporary differences are as follows (in thousands) for the years ended December 31:

                                                      2003             2002

Provisions for losses on loans and other
    real estate owned                                 $ 67              65
Deferred loan fees                                     (69)             55
Depreciation                                            77            $  8
Other                                                    1               3
                                                      ----            ----
Total                                                 $ 76            $131
                                                      ====            ====



The following reconciles the federal statutory income tax rate of 34% to the effective income tax rate (in thousands) for the years ended December 31:

                                                              2003                               2002
                                                    AMOUNT           PERCENT           AMOUNT           PERCENT

Federal tax expense at statutory rate                $ 753            34.0%             $ 806            34.0%
State tax expense, net of federal tax benefit           --              --                  9             0.4%
Tax-exempt interest                                   (494)          (22.3)%             (471)          (19.9)%
BOLI                                                   (22)           (1.0)%               --              --
Other                                                  (59)           (2.7)%              (19)           (0.8)%
                                                     -----           ------             -----           -----
Total                                                $ 178             8.0%             $ 325            13.7%
                                                     =====           =====              =====           =====

The tax effects of items comprising the Company's deferred tax assets (liabilities) at December 31, 2003 and 2002 are as follows (in thousands):

                                                            2003        2002
Deferred tax assets:
Allowance for losses on loans and other real
 estate owned                                             $   737     $   804
Deferred loan fees                                            246         177
Other                                                          97          98
Net operating loss associated with prior period
 restatement                                                  797         797
                                                          -------     -------
        Total deferred tax assets                           1,877       1,876
Valuation allowance                                          (797)       (797)
                                                          -------     -------
Deferred tax assets - net                                   1,080       1,079
                                                          -------     -------

Deferred tax liabilities:
   Unrealized gain on available-for-sale securities        (1,197)     (1,903)
   Depreciation                                              (166)        (89)
   Other                                                      (17)        (17)
                                                          -------     -------
        Total deferred tax liabilities                     (1,380)     (2,009)
                                                          -------     -------
        Net deferred tax liabilities assets               $  (300)    $  (930)
                                                          =======     =======

A valuation allowance was established for the tax benefit resulting from a loss discovered in 2002 that occurred in a prior period. Because the ultimate recovery of the tax benefit associated with the loss is not considered more likely than not, a valuation reserve was established. If management determines in the future that all or a portion of the valuation allowance is no longer warranted, any adjustment will affect the Company's earnings in the year such determination is made.

13.      PROFIT SHARING PLAN

The Company has a profit sharing plan, qualifying under Section 401(k) of the Internal Revenue Code, for those employees who meet the eligibility requirements set for in the plan. The plan does not require the Company to match the participants' contributions. The Company contributions to the plan were $146 and $160 for 2003 and 2002, respectively.

14.      EMPLOYEE STOCK OWNERSHIP PLAN

In 1986, the Bank implemented an Employee Stock Ownership Plan ("ESOP") that covers substantially all full-time employees. Annual contributions to the plan are determined by the Company's Board of Directors. Contributions of $100 and $138 were made for 2003 and 2002, respectively. At December 31, 2003 and 2002, the ESOP held 54,720, or 8.2% of the outstanding shares of the Company's common stock.

15.      COMMITMENTS AND CONTINGENCIES

In the normal course of business, there are outstanding various commitments and contingent liabilities, such as commitments to extend credit, which are not shown in the accompanying consolidated financial statements. The Company does not anticipate any material losses as a result of these transactions. At December 31, 2003 and 2002 the Bank had commitments to fund loans outstanding for approximately $20,458 and $18,283, respectively. The Bank also has standby letters of credit outstanding at December 31, 2003 and 2002 in the amount of $280 and $330, respectively. Such commitments and standby letters of credit are subject to the Bank's normal underwriting standards. Since many of the commitments are expected to expire without being completely drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

At December 31, 2003, the Bank was committed for future minimum annual payments under noncancelable long-term lease agreements for the rental of office space as follows (in thousands):

2004                                      $401
2005                                       129
2006                                        47
2007                                        43
2008                                        44
After 2008                                  88
                                          ----
Total                                     $752
                                          ====

Rent expense for the years ended December 31, 2003 and 2002 was $395 and $409, respectively.

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

The fair value estimates presented are based on pertinent information available as of December 31, 2003 and 2002. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market transaction. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

(IN THOUSANDS)                           DECEMBER 31, 2003             DECEMBER 31, 2002
                                      -----------------------       -----------------------
                                        CARRYING       FAIR         CARRYING         FAIR
                                         VALUE        VALUE          VALUE          VALUE
Assets:
    Cash and cash equivalents         $  9,194       $  9,194       $ 14,790       $ 14,790
    Interest-bearing deposits            1,337          1,337            887            887
    Investment securities              114,756        114,756        137,235        137,235
    Loans, net                         164,816        166,931        134,859        137,730
    Accrued interest receivable          1,690          1,690          1,909          1,909

Liabilities:
    Deposits                          $241,924       $242,313       $237,186       $237,581
    Short term borrowings               28,313         28,313         25,084         25,084
    Long term borrowings                 4,000          4,085          4,000          4,470
    Accrued interest payable               293            293            293            293

17.      RELATED PARTY TRANSACTIONS

In the normal course of banking business, loans are made to officers and directors. At December 31, 2003 and 2002, these loans totaled $1,133 and $649, respectively.

Related party loans - beginning of year:                $  649       $ 640
   New loans granted                                    $  591       $ 288
   Change in employee status                            $  235          --
   Repayments                                           $ (342)      $(279)
                                                        ------       -----
Related party loans - end of year:                      $1,133       $ 649

18.      OTHER EXPENSES

Other expenses in the Consolidated Statements of Income include the following:

                                                     YEARS ENDED DECEMBER 31
                                                     ------------------------
(In thousands)                                        2003              2002
                                                     ------           -------

Director fees                                        $  217           $  263
Professional fees                                       479              675
Loan collection and repossession expenses                81              180
Bank security                                           329              316
Other                                                 2,609            2,704
                                                     ------           ------
Total Other Expenses                                 $3,715           $4,138
                                                     ======           ======

19.      PARENT COMPANY FINANCIAL INFORMATION

The condensed financial statements of IBW Financial Corporation (parent company only) as of December 31, 2003 and 2002, and for the years ended December 31, 2003 and 2002, follow (in thousands):

Balance Sheets                                       2003          2002
--------------
Assets:
    Deposits with subsidiary                       $   361       $    53
    Securities available-for-sale                      171           154
    Investment in subsidiary - equity method        25,848        26,049
        Total Assets                               $26,380       $26,256
                                                   =======       =======
Liabilities and Shareholders' Equity:
    Liabilities:
        Other                                      $    22       $    15
                                                   -------       -------
            Total Liabilities                           22            15
                                                   -------       -------
Shareholders' Equity
    Preferred stock                                    500           500
    Common stock                                       668           668
    Additional paid in capital                       5,051         5,051
    Retained earnings                               17,787        16,310
    Accumulated other comprehensive income           2,352         3,712
                                                   -------       -------
            Total Shareholders' Equity              26,358        26,241
                                                   -------       -------

Total Liabilities and Shareholders' Equity         $26,380       $26,256
                                                   =======       =======

Statements of Income                                              2003           2002
--------------------
Dividends from subsidiary and other income                       $   876        $   483
Expenses                                                               8             --
                                                                 -------        -------
Income before undistributed net earnings of subsidiary               868            483
Equity in undistributed net earnings of subsidiary                 1,169          1,564
                                                                 -------        -------
Net income                                                       $ 2,037        $ 2,047
                                                                 =======        =======

Statements of Cash Flows
------------------------

Cash Flows from Operating Activities:
    Net income                                                   $ 2,037        $ 2,047
    Adjustments to reconcile net income to net
        cash provided by operating activities:
        Equity in undistributed net earnings of subsidiary         1,169         (1,564)
        Other                                                         --             (2)
                                                                 -------        -------
                Net cash provided by operating activities            868            481
Cash Flows from Financing Activities: payment of dividends          (560)          (493)
                                                                 -------        -------
Increase (Decrease) in Deposits with Subsidiary                      308            (12)

Deposits with Subsidiary, Beginning of the Year                       53             65
                                                                 -------        -------
Deposits with Subsidiary, Ending of the Year                     $   361        $    53
                                                                 =======        =======



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

ITEM 8A.  CONTROLS AND PROCEDURES

         The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Bank's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Code of Ethics. The Company has adopted a Code of Ethics that applies to the President and Senior Vice President/Chief Financial Officer. The Company will provide a copy of the Code of Ethics without charge upon written request directed to Thomas Mclaurin, Vice President - Corporate Affairs, IBW Financial Corporation, 4912 Georgia Avenue, Washington DC 20011. The information required by this Item is incorporated by reference to, the material appearing under the captions "Election of Directors - Directors and Nominees for Election as Director" and "-

Meetings, Committees and Processes of the Board of Directors" and "Management and Executive Compensation - Executive Officers Who are Not Directors" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 10.  EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated by reference to, the material appearing under the captions "Management and Executive Compensation
- Executive Compensation" and "- Compliance with Section 16(a) of the Securities Act of 1934" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Company does not maintain any equity compensation plans. The other information required by this Item is incorporated by reference to, the material appearing under the caption "Share Ownership of Directors, Executive Officers and Certain Beneficial Owners" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated by reference to, the material appearing under the caption - "Management and Executive Compensation - Certain Relationship and Related Transactions" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders.

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

         The sole subsidiary of the Registrant is Industrial Bank, National Association, a national banking association organized under the laws of the United States

31(a)             Section 302 Certification of B. Doyle Mitchell, Jr.
31(b)             Section 302 Certification of Thomas A. Wilson, Jr.
32(a)             Certification of B. Doyle Mitchell, Jr.
32(b)             Certification of Thomas A. Wilson, Jr.

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

(B)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2003.

Item 14. Principal Accountant Fees and Services The information required by this
Item is incorporated by reference to the material appearing under the caption "Independent Public Accountant - Fees Paid to Independent Accounting Firm" in the Company's definitive proxy statement for the 2004 Annual Meeting of Shareholders.

                                                     SIGNATURES

         In accordance with Section 13 of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IBW FINANCIAL CORPORATION

March 30, 2004                   By:  /s/ B. Doyle Mitchell, Jr.
                                     --------------------------------------
                                      B. Doyle Mitchell, Jr., President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                          POSITION                           DATE

 /s/ Clinton W. Chapman                     Chairman of the Board of Directors          March 30, 2004
------------------------------------
Clinton W. Chapman

 /s/ B. Doyle Mitchell, Jr.                 President, Chief Executive Officer          March 30, 2004
------------------------------------        And Director (Principal Executive Officer)
B. Doyle Mitchell, Jr.

 /s/ Massie S. Fleming                      Secretary and Director                      March 30, 2004
------------------------------------
Massie S. Fleming

 /s/ Robert R. Hagans                       Director                                    March 30, 2004
------------------------------------
Robert R. Hagans

 /s/ Benjamin L. King                       Vice Chairman of the Board                  March 30, 2004
------------------------------------          of Directors
Benjamin L. King

/s/ Pamela King                             Director                                    March 30, 2004
------------------------------------
Pamela King

 /s/ Cynthia T. Mitchell                    Director                                    March 30, 2004
------------------------------------
Cynthia T. Mitchell

 /s/ Emerson A. Williams                    Director                                    March 30, 2004
------------------------------------
Emerson A. Williams

 /s/ Thomas A. Wilson                       Senior Vice President, Treasurer            March 30, 2004
------------------------------------        (Principal Financial and
Thomas A. Wilson, Jr.                       Accounting Officer)
