Form 10QSB
period 2004-03-31
IBW FINANCIAL CORP
filed 2004-05-17
CIK 1013274

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


         _X_ Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period ended March 31, 2004.
                                                             --------------

         ___ Transition report under Section 13 or 15(d) of the Securities Exchange Act For the transition period from ___________ to _________.

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

    Transitional Small Business Disclosure Format (check one) ___ Yes _X_ No


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

PART I   FINANCIAL INFORMATION
         ---------------------

ITEM 1.  FINANCIAL STATEMENTS


                                     IBW FINANCIAL CORPORATION AND SUBSIDIARY
                                           CONSOLIDATED BALANCE SHEETS
                                MARCH 31, 2004 (UNAUDITED) AND DECEMBER 31, 2003

                                                                  March 31, 2004            December 31, 2003
                                                            -------------------------------------------------------
                                                                            (dollars in thousands)
ASSETS
     Cash and cash equivalents:
     Cash and due from banks                                         $          10,847           $           9,194
     Federal funds sold
                                                                                10,900                           -
                                                            -------------------------------------------------------

         Total cash and cash equivalents                                        21,747                       9,194

     Interest-bearing deposits in other banks                                    2,409                       1,337
     Securities available-for-sale, at fair value                              115,863                     114,756
     Loans receivable, net of allowance
         for loan losses of $2,980 (2004) and $2,974 (2003)                    161,396                     164,816
     Bank premises and equipment, net                                            3,150                       3,362
     Accrued interest receivable                                                 1,585                       1,690
     Bank owned life insurance                                                   5,640                       5,573
     Other assets                                                                1,897                       1,909
                                                            -------------------------------------------------------
         TOTAL ASSETS                                                          313,687           $         302,637
                                                            =======================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
     Demand deposits                                                            70,649                      66,243
     Time and savings deposits                                                 180,648                     175,681
                                                            -------------------------------------------------------
         Total deposits                                                        251,297                     241,924
     Short term borrowings                                                      28,689                      28,313
     Long term borrowings                                                        4,000                       4,000
     Accrued expenses and other liabilities                                      2,505                       2,042
                                                            -------------------------------------------------------
         Total liabilities                                                     286,491                     276,279
                                                            -------------------------------------------------------
SHAREHOLDERS' EQUITY
     Preferred stock - $1 par value; 1,000,000 authorized
     (500,000 voting and 500,000 nonvoting); 20,000 series
     A nonvoting issued and outstanding, stated at
     liquidation value                                                             500                         500
     Common stock - $1 par value; 1,000,000 authorized;
         668,360 shares issued and outstanding                                     668                         668
     Additional paid in capital                                                  5,051                       5,051
     Retained earnings                                                          18,088                      17,787
     Accumulated other comprehensive income                                      2,889                       2,352
                                                            -------------------------------------------------------
         Total shareholders' equity                                             27,196                      26,358
                                                            -------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $         313,687           $         302,637
                                                            =======================================================

See notes to consolidated financial statements.

                                  IBW FINANCIAL CORPORATION AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF INCOME
                            THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003
                                                (UNAUDITED)

                                                                            Three Months Ended March 31
                                                              ---------------------------------------------------------
                                                                          2004                        2003
                                                              ---------------------------------------------------------
                                                                               (dollars in thousands)
INTEREST INCOME:
       Interest and fees on loans                                         $          2,962            $          2,687
       U.S. treasury securities                                                          1                           3
       Obligations of U.S. government agencies
        and corporations                                                               481                         590
       Collateralized mortgage obligations                                             289                         697
       Obligations of states and political subdivisions                                312                         408
       Bank balances and other securities                                               22                          19
       Federal funds sold                                                               12                          19
                                                              ---------------------------------------------------------
         Total interest income                                                       4,079                       4,423
                                                              ---------------------------------------------------------
INTEREST EXPENSE:
     Interest-bearing deposits                                                         346                         553
     Time certificates over $100,000                                                   131                         149
     Short-term borrowings                                                              51                          67
     Long-term borrowings                                                               48                          44
                                                              ---------------------------------------------------------
         Total interest expense                                                        576                         813
                                                              ---------------------------------------------------------
NET INTEREST INCOME                                                                  3,503                       3,610
PROVISION FOR LOAN LOSSES                                                               --                          --
                                                              ---------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION
       FOR LOAN LOSSES                                                               3,503                       3,610
                                                              ---------------------------------------------------------
NONINTEREST INCOME
       Service charges on deposit accounts                                             613                         742
       Other fee income                                                                278                         256
       Gain on sales of investment securities                                          213                         235
       Other operating income                                                          127                          52
                                                              ---------------------------------------------------------
         Total noninterest income                                                    1,231                       1,285
                                                              ---------------------------------------------------------
NONINTEREST EXPENSE
       Salaries and employee benefits                                                2,418                       2,453
       Occupancy                                                                       253                         242
       Furniture and equipment                                                         324                         346
       Data processing                                                                 203                         197
       Stationary and Supplies                                                         171                         242
       Advertising                                                                      25                          51
       Other expenses                                                                1,067                         673
                                                              ---------------------------------------------------------
         Total noninterest expense                                                   4,461                       4,204
                                                              ---------------------------------------------------------

INCOME BEFORE INCOME TAXES                                                             273                         691

PROVISION FOR INCOME TAXES (BENEFIT)                                                   (34)                        105
                                                              ---------------------------------------------------------
NET INCOME                                                                $            307            $            586
                                                              =========================================================
EARNINGS PER COMMON SHARE - Basic and diluted                                        $0.45                       $0.87
                                                              =========================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                         668,360                     668,360
                                                              =========================================================

See notes to consolidated financial statements.

IBW FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003 (UNAUDITED)
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

----------------------------------------------------------------------------------------------------------------------------------
                                                                             ADDITIONAL              ACCUMULATED        TOTAL
                                                        PREFERRED    COMMON   PAID IN   RETAINED  OTHER COMPREHENSIVE SHAREHOLDER'S
                                                          STOCK      STOCK    CAPITAL   EARNINGS  INCOME, NET OF TAX    EQUITY
BALANCES, JANUARY  1,  2004                             $    500   $   668   $   5,051  $  17,787     $  2,352         $ 26,358
                                                                                                                       --------
   Net income                                                 --        --          --        307           --              307
   Other comprehensive income, net of tax:
     unrealized gains on securities available for sale        --        --          --         --          537              537
                                                                                                                       --------

          Total comprehensive income (loss)                   --        --          --         --           --              844

Cash dividends paid:
    Preferred stock $0.31 per share                           =-        --          --         (6)          --               (6)
                                                        --------   -------   ---------  ---------     --------         --------
BALANCES,  MARCH 31, 2004                               $    500   $   668   $   5,051  $  18,088     $  2,889         $ 27,196
                                                        ========   =======   =========  =========     ========         ========
BALANCES, JANUARY 1, 2003                               $    500   $   668   $   5,051  $  16,310     $  3,712         $ 26,241
                                                                                                                       --------
   Net income                                                 --        --          --        586           --              586
   Other comprehensive income, net of tax:
     unrealized loss on securities available for sale         --        --          --         --         (619)            (619)
                                                                                                                       --------
          Total comprehensive income                          --        --          --         --           --              (33)

Cash dividends paid:
    Preferred stock $0.31 per share                           --        --          --         (6)          --               (6)
    Common stock $0.40 per share                              --        --          --       (267)          --             (267)
                                                        --------   -------   ---------  ---------     --------         --------
BALANCES, MARCH 31, 2003                                $    500   $   668   $   5,051  $  16,623     $  3,093         $ 25,935
                                                        ========   ========  =========  =========     ========         ========

                                  IBW FINANCIAL CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003
                                                  (UNAUDITED)

                                                                                Three Months Ended March 31
                                                                     ---------------------------------------------------
                                                                               2004                     2003
                                                                     ---------------------------------------------------
                                                                                   (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                          $307                      $586
     Adjustments to reconcile net income to net cash
         provided by operating activities:
     Depreciation                                                                         164                       153
     Amortization of intangible assets                                                     14                         8
     Accretion/amortization of premiums                                                    41                       184
     Gain on sale of investment securities                                               (213)                     (235)
     Loss on disposal of fixed assets                                                     167                        --
     Decrease (Increase) in accrued interest receivable                                   105                      (144)
     (Increase) Decrease in other assets                                                  (69)                      153
     Increase in accrued expenses and other liabilities                                   318                       315
                                                                     ---------------------------------------------------
         Net cash provided by operating activities                                        834                     1,020
                                                                     ---------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from principal payments on securities
        available-for-sale                                                              2,654                     5,434
     Proceeds from maturities of investment securities
         available-for-sale                                                            46,000                    10,000
     Proceeds from sales of investment securities
         available-for-sale                                                             2,103                     2,409
     Purchase of investment securities available-for-sale                             (51,010)                  (25,134)
     Net (increase) decrease in interest-bearing deposits in banks                     (1,072)                        8
     Net decrease (increase) in loans                                                   3,420                    (4,406)
     Additions to bank premises and equipment, net                                       (119)                     (179)
                                                                     ---------------------------------------------------
         Net cash provided (used) by  investing activities                              1,976                   (11,868)
                                                                     ---------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                           9,373                     5,160
     Net increase in short-term borrowings                                                376                       624
     Dividends paid                                                                        (6)                     (273)
                                                                     ---------------------------------------------------
         Net cash provided by financing activities                                      9,743                     5,511
                                                                     ---------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       12,553                    (5,337)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          9,194                    14,790
                                                                     ---------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $        21,747           $         9,453
                                                                     ===================================================
     Supplemental disclosures of cash flow information
         Income taxes                                                         $            --           $            --
         Interest                                                             $           504           $           775

See notes to consolidated financial statements.

                    IBW FINANCIAL CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note A  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of IBW Financial Corporation and Subsidiary (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required for complete financial statements. In the opinion of management, all adjustments and reclassifications consistently, of a normal and recurring nature, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes for the year ended December 31, 2003.

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

         Compliance with the Agreement is to be monitored by a committee (the "Committee") of at least three directors, none of whom is an employee of the Bank or a family member of an employee. The Committee, presently composed of Mrs. Fleming, Chairman, Dr. Williams and Mr. Chapman, is required to submit written progress reports on a monthly basis. The Agreement requires the Bank to make periodic reports and filings with the OCC.

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

Note C:  OTHER EXPENSES

OTHER EXPENSES IN THE CONSOLIDATED STATEMENTS OF INCOME INCLUDE THE FOLLOWING:

                        THREE MONTHS ENDED MARCH 31


                                -----------------------------------------
                                             2004                   2003
                                -----------------------------------------
                                         (dollars in thousands)

Directors fees                      $          55           $         48
Professional fees                             173                    118
Bank Security                                  74                     75
Retirement costs - Directors                  270                     --
Operating losses                              147                     40
Other                                         348                    392
                                -----------------------------------------
Total                                      $1,067                   $673
                                =========================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2004 (DOLLARS IN THOUSANDS, EXCEPT AS OTHERWISE INDICATED AND PER SHARE AMOUNTS)

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements for the year ended December 31, 2003, appearing in our Annual Report on Form 10-KSB for the year ended December 31, 2003. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses, to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the Company's consolidated balance sheet. Note 1 to the consolidated financial statements for the year ended December 31, 2003 describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the discussion below.

Overview

OPERATIONS

IBW Financial Corporation's net income for the first quarter of 2004 totaled $307, a decrease of $279, or 48% from $586 for March 2003. This decrease was the net result of a increase in non-interest expenses of $257, a decrease of $107 in net-interest income, and a decrease in non-interest income of $54, offset by a decrease of $139 in taxes. Return on average assets (ROAA) was .40% for the quarter ended March 31, 2004, as compared to .78% for the same quarter in 2003, and return on average shareholder's equity (ROAE) was 4.70% and 8.77% for the same periods.

The decrease in net income was attributed primarily to the accrual of retirement benefits for Directors of $270, $106 in accelerated write-off associated with the closing of two in-store Wal Mart branches, a decrease in net-interest income of $107 and lower realized security gains, offset by lower salaries and benefits.

NET INTEREST INCOME

Net interest income (tax equivalent) for the three months ended March 31, 2004 decreased $147, or 4% compared to the same period last year. The average balance of interest-earning assets for the three-month period ending March 31, 2004 and March 31, 2003 stood at $284 million. While the volume of earnings assets was flat, the yield on average interest-earning assets decreased by 61 basis points to 6.01% for the three-months ended March 31, 2004 compared to 6.62% for the same period last year. The volume of interest-bearing liabilities increased during the first quarter of 2004, increasing $5 million from March 31, 2003 to $208 million. However, the rate paid on interest-bearing liabilities declined 51 basis points to 1.12% for the three months ended March 31, 2004 from 1.63% for the same period last year. Interest bearing liabilities at March 31, 2004 increased to $208 million compared to $207 million at December 31, 2003, while the average rate paid on interest bearing liabilities during the first quarter of 2004 declined by 26 basis points from the average rate in 2003.

Net loans averaged $163 million during the first quarter of 2004 compared to $136 million for the first quarter of 2003, and $149 million for the year ended December 31, 2003. Interest and fees on loans increased $275 or 10% to $3.0 million for the three months ended March 31, 2004 compared to $2.7 million for the same period last year. Additionally, the average yield on net loans decreased 72 basis points to 7.31% for the three months ended March 31, 2004 compared to 8.03% for the same period last year, and declined 42 basis points from the average rate for 2003. The increase in loans largely reflects growth in the residential real estate sector, which increased from $68 million at March 31, 2003 to $81 million at March 31, 2004, coupled with an increase in both commercial real estate and commercial loans of $2 million over the same period.

Taxable securities averaged $91 million during the first quarter of 2004 compared to $109 million for the first quarter of 2003, reflecting a decrease of $18 million. Interest income from taxable securities decreased $506 or 38% to $797 for the three months ended March 31, 2004 compared to $1.3 million for the same period last year. While the average balance decreased, the average yield on taxable securities also decreased 132 basis points to 3.52% for the three months ended March 31, 2004 compared to 4.84% for the same period last year, and declined 60 basis points from the average rate for 2003.

Non-taxable securities averaged $24 million during the first quarter of 2004 compared to $31 million for the first quarter of 2003, reflecting an decrease of $7 million. Interest income from non-taxable securities decreased $148 or 24% to $470 for the three months ended March 31, 2004 compared to $618 for the same period last year. The tax equivalent yield on non-taxable securities decrease slightly to 7.95% for the three months ended March 31, 2004 compared to 7.96% for the same period last year.

Federal funds sold averaged $5 million during the first quarter of 2004 compared to $6 million for the first quarter of 2003, reflecting a decrease of $1 million. Interest income from federal funds sold decreased $7 to $12 for the three months ended March 31, 2004 compared to $19 for the same period last year. The yield on federal funds sold decreased 27 basis points to .91% for the three months ended March 31, 2004 compared to 1.18% for the same period last year and from 1.03% for the year ended December 31, 2003.

Average interest-bearing liabilities increased $5 million to $208 million for the three months ended March 31, 2004 compared to $203 million for the same period last year. The average cost on interest-bearing liabilities decreased 51 basis points to 1.12% for the three months ended March 31, 2004 compared to 1.63% for the same period last year. The increase in average interest-bearing liabilities was centered primarily in an increase of $ $6 million in savings deposits and an increase of $2 million in time deposits, offset by a decrease of $2 million in short-term borrowings and a decrease of $1 million in interest bearing demand accounts. The total cost of interest-bearing liabilities decreased $237, centered primarily in savings deposits decreasing $132 and time deposits of $87.

The interest rate spread decreased 10 basis points to 4.89% at March 2004 from 4.99% at March 2003, and is primarily attributable to a greater decrease in yields on earning assets of 61 basis points compared to the decrease in interest-bearing liabilities of 51 basis points. The decline in average rates on interest earning assets and liabilities reflects general declines in market interest rates as a result of a low interest rate environment during the past year.

PROVISION FOR LOAN LOSSES

The Company maintains an allowance for loan losses to absorb losses on existing loans that may become uncollectible. No provision for loan losses was made during the three months ended March 31, 2004 or for the three month period ended March 31, 2003. Management believes that the allowance for loan losses is adequate to absorb potential losses inherent in the loan portfolio. As losses are not statistically predictable and are dependent upon economic conditions in the Bank's marketplace, future provisions or reversals for loan losses may decrease or increase from the levels deemed appropriate for 2003. There can be no assurance, however, that future provisions for loan losses will not be required.

Non-performing assets decreased to $3.3 million at March 31, 2004 from $3.9 million at year- end 2003. Loans with potential credit problems decreased $1.8 million or 17% to $8.6 million at March 31, 2004 from $10.3 million at year-end 2003. See the "Non-Performing Assets" section for additional information related to the Company's allowance for loan losses.

NON-INTEREST INCOME

Non-interest income decreased $54, or 4%, to $1,231 for the three months ended March 31, 2004 compared to $1,285 for March 31, 2003. The decrease is attributed primarily to lower income derived from service charges on deposit accounts, down $129, and lower security gains, down $22, offset by higher other operating income, up $75.

The decrease in service charges and fees is due primarily to a loss of approximately 4,300 deposit accounts from March 31, 2003, which were, in the aggregate costly high maintenance low balance accounts. These accounts began leaving the bank as a result of the updated fee structure implemented in January 2003. The increase in other operating income of $75 was due primarily to the acqusition of bank owned life insurance which contributed $67 in income during the first quarter of 2004 compared to none in the first quarter of 2003.

NON-INTEREST EXPENSE

Non-interest expenses increased $257 to $4.5 million for the three months ended March 31, 2004 compared to $4.2 million for the same period last year. The composition of the increase consist primarily of an increase of $394 in other expenses, an increase in occupancy expenses of $11 and an increase in data processing of $6, offset by a decrease in stationary and supplies of $71, a decrease of $35 in salary and employee benefits, a decrease in advertising of $26, and a decrease of $22 in furniture and equipment. The increase in other expenses consist primarily of $270 in retirement benefit costs for Directors that was approved during the first quarter of 2004 compared to no Director benefit costs in prior periods. Additionally, the Company accelerated the cost of rents and depreciation associated with the closing of two Wal Mart in-store branches which was included in the operating losses of $147 for the first quarter of 2004 compared to $40 in operating losses for the first quarter of 2003. The losses associated with the closing of these two branches in 2004 was $106.

PROVISION FOR INCOME TAXES

The provision for income taxes for the first quarter of 2004 was a tax benefit of $34, compared to taxes of $105 a year ago. This benefit is due primarily to lower income and higher income from tax -exempt income.

BALANCE SHEET OVERVIEW

Total assets, at $314 million for March 31, 2004 increased $11 million compared to $303 million at December 31, 2003. The change in the composition of the balance sheet primarily reflects an increase of $11 million in federal funds sold, an increase of $2 million in cash and an increase in securities and deposits in other banks of $1 million respectively. These increases were offset primarily by a decrease of $3 million in loans. Total deposits increased $9 million to $251 million, up from $242 million at December 31, 2003. Total shareholders' equity increased $838 due primarily to the increase in the unrealized gain on available-for-sale securities of $537 and an increase in retained earnings of $301 thousand. Preferred stock dividends of $6 were declared during the first quarter of 2004.

The carrying value of the Company's securities portfolio was $116 million as of March 31, 2004, an increase of $1 million from December 31, 2003. The increase is attributed primarily to a $3 million increase in U. S. Government Agency securities coupled with a decrease in non-taxable securities of $2 million. The mortgage-backed securities portfolio had a weighted-average remaining maturity of 1.56 years at March 31, 2004, changing from 1.92 years at December 31, 2003. The collateral underlying all the mortgage-backed securities is guaranteed by one of the "Quasi-Governmental" agencies, and therefore maintains a risk weight of 20% for risk-based capital purposes. Management's analysis of mortgage-related securities includes, but is not limited to, the average lives, seasonality, coupon and historic behavior (including prepayment history) of each particular security over its life, as affected by various interest rate environments. There are no issuers of securities other than governmental securities, whose securities held by the Company, have a book value in excess of 10% of shareholders' equity.

The allowance for loan losses was $3.0 million at each of March 31, 2004 and December 31, 2003, or 1.8% of total loans for both periods. No provision for loan losses was made for either first quarters of 2004 and 2003. Non-performing assets decreased $585 or 15% to $3.3 million from $3.9 million at year-end 2003. Loans with potential credit problems (excluding non-performing assets) decreased to $8,555 at March 31, 2004 from $10,326 at year-end 2003, representing a decrease of $1,771 or 17%. At March 31, 2004 and year-end 2003, non-performing assets represented 1.05% and 1.28% respectively of total assets

LIQUIDITY
---------

Liquidity describes the ability of the Company to meet financial obligations, including lending commitments and contingencies, that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of the customers of the Company, as well as to meet current and planned expenditures.

The Company's major source of liquidity ("financing activities" as used in the Consolidated Statements of Cash Flows) is its deposit base. At March 31, 2004, total deposits were $251 million. Core deposits, considered to be stable funding sources and defined as all deposits except certificates of deposit of $100,000 or more, totaled $223 million or 89% of total deposits. Liquidity is also provided through the Company's overnight investment in federal funds sold, as well as securities available-for-sale and investment securities with maturities less than one year. At March 31, 2004, the Company had $11 million in federal funds sold, investments available-for-sale totaled $116 million or 37% of total assets and the fair value of investment securities due in one year or less (excluding mortgage-backed securities) was $23 million or 7% of total assets. Additionally, the Company experienced $2.7 million in prepayments on mortgage-backed securities during the first quarter of 2004, providing an annualized prepayment speed of an additional $8 million or $11 million by year-end 2004.

In addition, the Bank has external sources of funds, which can be used as needed. The Federal Home Loan Bank of Atlanta ("FHLB") is the primary source of this external liquidity. The FHLB has established credit availability for the Bank at 8% of the Bank's total assets. Total assets are based on the most recent quarterly financial information submitted by the Bank to the appropriate regulatory agency. The ability to borrow funds is subject to the Bank's continued creditworthiness, compliance with the terms and conditions of the Advance Application and the pledging of sufficient eligible collateral to secure advances. At March 31, 2004 the Company had a $25 million credit limit with the FHLB with advances outstanding of $6 million. The Company had collateral on deposit sufficient to borrow up to the $25 million limit.

                          AVERAGE BALANCES AND NET INTEREST INCOME ANALYSIS

                                       Three Months Ended            Three Months Ended                       Year Ended
                                          March 31, 2004               March 31, 2003                     December 31, 2003
                                --------------------------------------------------------------------------------------------------
                                                                                      Amount                               Amount
                                                                                       Paid                                 Paid
                                 Average  Average  Amount Paid    Average    Average    or        Average    Average         or
                                 Balance   Rate     or Earned     Balance     Rate    Earned      Balance      Rate        Earned
                                ------------------ -----------   ---------   -------  -------  ------------  ---------    --------
(dollars in thousands)
ASSETS
Loans, net                      $ 162,982    7.31%   $   2,962   $ 135,663     8.03%  $ 2,687   $ 148,704     7.73%      $  11,489
Taxable securities                 90,986    3.52%         797     109,224     4.84%    1,303     100,046     4.12%          4,126
Non-taxable securities(2)          23,779    7.95%         470      31,478     7.96%      618      29,088     7.86%          2,285
Federal funds sold                  5,293    0.91%          12       6,503     1.18%       19       4,855     1.03%             50
Interest-bearing deposits held
  with other banks                  1,424    2.26%           8       1,136     2.14%        6       1,238     2.26%             28
                                ---------            ---------   ---------            -------   ---------                ---------
Total interest-earning assets   $ 284,464    6.01%   $   4,249   $ 284,004     6.62%  $ 4,633     283,931     6.33%      $  17,978
Cash and due from banks            10,122                            9,607                         10,067
Bank premises and
  equipment, net                    3,318                            3,456                          3,462
Other assets                        8,155                            3,921                          5,624
                                ---------                        ---------                      ---------
Total assets                    $ 306,059                        $ 300,988                      $ 303,084
                                =========                        =========                      =========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing demand
  deposits                      $  26,206    0.40%   $      26   $  27,024     0.48%  $    32   $  25,917     0.50%      $    129
Savings deposits                   93,862    0.84%         197      87,908     1.52%      329      92,630     1.20%         1,114
Time deposits                      58,771    1.74%         254      56,877     2.43%      341      57,560     2.06%         1,186
                                ---------            ---------   ---------            -------   ---------                --------
Total interest-bearing
  deposits                        178,839    1.07%         477     171,809     1.66%      702     176,107     1.38%         2,429
Short-term borrowings              24,861    0.87%          54      26,977     1.01%       67      27,130     0.93%           251
Long-term borrowings                4,000    4.52%          45       4,000     4.46%       44       4,000     4.53%           181
                                ---------            ---------   ---------            -------   ---------                --------
Total interest-bearing
  liabilities                   $ 207,700    1.12%   $     576     202,786     1.63%      813     207,237     1.38%      $  2,861
Noninterest-bearing
liabilities                        70,768                           68,217                         68,672
Other liabilities                   1,436                            3,272                            733
                                ---------                        ---------                      ---------
Total liabilities                 279,904                          274,275                        276,642
Shareholders' equity               26,155                           26,713                         26,442
                                ---------                        ---------                      ---------
Total liabilities and
  shareholders' equity          $ 306,059                          300,988                      $ 303,084
                                =========                        =========                      =========
NET INTEREST INCOME AND NET
YIELD ON INTEREST-EARNING ASSETS

Net interest income                                  $   3,673                        $ 3,820                            $ 15,117
                                                     =========                        =======                            ========
Interest rate spread                         4.89%                             4.99%                          4.95%
Net yield on average interest-
  earning assets                             5.19%                             5.45%                          5.32%
Average interest-earning
  assets to average
  interest-bearing liabilities             136.96%                           140.05%                        137.01%

(1) Yields on securities available for sale have been computed based upon the historical cost of such securities and do not give effect to changes in the fair value of those securities, which are reflected as a component of stockholder's equity. Nonaccruing loans are included in average balances.
(2) Yields on non-taxable securities are presented on a tax-equivalent basis using a 34% tax rate. Interest income and net interest income reported in the Company's consolidated statements of income were $4,079, and $3,503 for March 31, 2004, $4,423 and $3,610 for March 31, 2003 and $17,201 and
     $14,340 for year end 2003.

                       LOAN LOSS AND RECOVERY EXPERIENCE

                                                  -------------------------------------------------
                                                     Three Months Ended           Year Ended
                                                       March 31, 2004          December 31, 2003
                                                  -------------------------------------------------
                                                               (dollars in thousands)
Total outstanding loans at end of period                     $  165,017               $  168,454
Average amount of net loans outstanding                         162,982                  148,704
Allowance for loan losses
  at beginning of period                                          2,974                    3,059
                                                  ----------------------------------------------
Loans charged off:
  Commercial                                                         --                      886
  Real estate mortgage                                               --                       15
  Installment loans to individuals                                   32                      285
                                                  ----------------------------------------------
Total charge-offs                                                    32                    1,186
                                                  ----------------------------------------------
Recoveries of loans previously charged-off:
  Commercial                                                         12                      159
  Real estate mortgage                                                1                       51
  Installment loans to individuals                                   25                      156
                                                  ----------------------------------------------
Total recoveries                                                     38                      366
                                                  ----------------------------------------------
Net (recoveries) charge-offs                                         (6)                     820
Additions to allowance charged to
  operations                                                         --                      735
Allowance for loan losses at end of period                        2,980                    2,974
Ratio of net charge-offs during period
  to average outstanding loans during period                      (0.00)%                   0.55%
Ratio of allowance for possible loan
  losses at period end to total loans                              1.80%                    1.77%


The following table sets for the allocation of the allowance for loan losses as of the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                            ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                           March 31, 2004             Percent       December 31, 2003      Percent
                                                      (dollars in thousands)
Commercial                  $     1,506                45.86%         $     1,700           45.95%
Real estate mortgage              1,033                48.83%                 870           48.58%
Consumer                            306                 5.31%                 273            5.47%
Unallocated                         135                   --                  131              --
                           ------------------------------------------------------------------------
Total                       $     2,980               100.00%         $     2,974          100.00%
                           ========================================================================

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

The allowance for loan losses consists of a specific component and a nonspecific component. The components of allowance for loan losses represent an estimation done pursuant to either Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies", or SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". The specific component of the allowance for loan losses reflects expected losses resulting from analysis developed through credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged-off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The specific component of the allowance for loan losses also includes management's determination of the amounts necessary for concentrations and changes in portfolio mix and volume. As of March 31, 2004, the amount of the allowance that was attributed to specific credits was $1,421 or 47.68% of the allowance which compares to $1,393 or 46.8% as of December 31, 2003. The primary reason for the increase was as an increase in new classified loans.

The nonspecific portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the nonspecific allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. Historical loss experience data used to establish estimates may not precisely correspond to the current portfolio. The uncertainty surrounding the strength and timing of economic cycles, including management's concerns over the effects of the prolonged economic downturn in the current cycle, also affects the model's estimates of loss. The historical losses used in the migration analysis may not be representative of actual losses inherent in the portfolio that have not yet been realized. The nonspecific portion of the allowance as of March 31, 2004 was $1,559 or 52.3% of the allowance, which compares to $1,581 or 53.2% of the allowance at December 31, 2003. The primary reason for the decrease was as a result of the change in classification of several loans and the pay-off of several larger problem assets.

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

                              NON-PERFORMING ASSETS

                                                  -----------------------------------------------
                                                     March 31, 2004           December 31, 2003
                                                  -----------------------------------------------
                                                              (dollars in thousands)
          Non-accrual loans(1)                         $      2,544                $      1,631
          Loans past due 90 days or more
            and still accruing                                  745                       2,243
          Foreclosed properties                                  --                          --
                                                  -----------------------------------------------
          Total                                              $3,289                      $3,874
                                                  ===============================================
          Non-performing assets to gross loans
            and foreclosed properties at period
            end                                                1.99%                       2.30%
          Non-performing loans to total loans                  1.99%                       2.30%
          Non-performing assets to total
            assets at period end                               1.05%                       1.28%

          1. Loans are placed on non-accrual status when in the opinion of management the collection of additional interest is unlikely or a specific loan meets the criteria for non-accrual status established by regulatory authorities. No interest is taken into income on non-accrual loans unless received in cash. A loan remains on non-accrual status until the loan is current to both principal and interest and the borrower demonstrates the ability to pay and remain current, or the loan becomes well secured and is in the process of collection. The gross interest income that would have been recorded in the three months ended March 31, 2004 and the year ended December 31, 2003 for non-accrual loans had the loans been current in accordance with their original terms was $67 and $151, respectively.

Non-performing assets at March 31, 2004 were $3,289, a decrease of $585 or 15% from year-end 2003. The decrease was primarily attributable to management's continued review of the loan portfolio and in light of developments in individual loans since year-end 2003. Non-accrual loans totaled $2,544 at March 31, 2004 and consisted of $1,749 in residential mortgages, $629 in commercial loans, and $166 in consumer loans. This represents an increase of $913 or 56% from year-end 2003. As of March 31, 2004, loans past due 90 days or more and still accruing totaled $745, a decrease of $1,498 or 67%, and consisted of $554 in residential real estate loans, $73 in commercial loans, and $118 in consumer loans. The decrease in loans past due 90 days or more centered in residential loans decreasing $1,177 from year-end 2003. At March 31, 2004, non-performing assets in the amount of $3,289 represented 12% of total capital compared to 15% at year-end 2003. Additionally, non-performing assets in the amount of $3,289 and loan with possible credit problems in the amount of $8,555, which combined totaled $11,844 or 44% of total capital, compared to $14,200 or 54% at year-end 2003, reflecting a decrease of $2,356 or 17%.

At March 31, 2004, there were $8,555 of loans not reflected in the table above, where known information about possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and that may result in disclosure of such loans in the future. This represents a decrease of $1,771 or 17% from year-end 2003. Included in the total are thirty-two loans, totaling $8,463, fully collateralized by real estate, five of which represent $4,283 or 51% of the total. The remaining $92 consists of two commercial loans totaling $61 and one consumer loan totaling $31.

FORMAL AGREEMENT

Please refer to Note B to the consolidated financial statements included herein for a discussion of the Company's Formal Agreement with the OCC.

ITEM 3. CONTROLS AND PROCEDURES

The Company's management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate. There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15 under the Securities Act of 1934) during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Bank's internal control over financial reporting.

PART  II OTHER INFORMATION
         -----------------

ITEM 1.  LEGAL PROCEEDINGS       NONE

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     (a) Modification of Rights of Registered Securities. None

     (b) Issuance or Modification of Other Securities Affecting Rights of
         Registered Securities.     None

     (c) Sales of Unregistered Securities.    None

     (d) Use of Proceeds.   Not Applicable.

     (e) Small Business Issuer Purchases of Securities.    None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Annual Meeting - Results

         On May 4, 2004, the annual meeting of shareholders of the Company was held for the purposes of electing six (6) directors to serve until the next annual meeting and until their successors are duly elected and qualified

         The name of each director elected at the meeting, who constitute the entire Board of Directors in office upon completion of the meeting, and the votes cast for such persons are set forth below.

------------------------------------------------------------------------------------------------
                           Name      For      Against/Withheld  Abstentions   Broker Non-Votes
------------------------------------------------------------------------------------------------
Clinton W. Chapman, Esquire        339,817           0              --               --
------------------------------------------------------------------------------------------------
Pamela King, CPA                   339,817           0
------------------------------------------------------------------------------------------------
B. Doyle Mitchell, Jr.             339,817           0              --               --
------------------------------------------------------------------------------------------------
Massie S. Fleming                  339,717           0              --               --
------------------------------------------------------------------------------------------------
Robert R. Hagans                   339,717           0              --               --
------------------------------------------------------------------------------------------------
Emerson A. Williams, M.D.          339,817           0              --               --
------------------------------------------------------------------------------------------------


ITEM 5,  NONE

ITEM 6.  OTHER INFORMATION    NONE

ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

         (11) Statement Regarding Computation of Per Share Earnings

         31(a)   Section 302 Certification of President and Chief Executive
                 Officer

         31(b)   Section 302 Certification of Chief Financial Officer

         32(a)   Section 906 Certification of President and Chief Executive
                 Officer

         32(b    Section 906 Certification of Chief Financial Officer

         (b)     Reports on Form 8-K None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  IBW FINANCIAL CORPORATION



May 13, 2003                      /s/ B. Doyle Mitchell, Jr.
                                  B. Doyle Mitchell, Jr., President


May 13, 2003                      /s/ Thomas A. Wilson, Jr.
                                  Thomas A. Wilson, Jr., Senior Vice President
                                  and Chief Financial and Accounting Officer